Form 10QSB
period 1996-03-31
EXCHANGE BANCSHARES INC
filed 1996-05-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB

                                  (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              _________ TO __________

                         Commission file number  - 33-54566

                              EXCHANGE BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

                  OHIO                                34-1721453
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

        235 Main Street, P.O. Box 129,  Luckey, Ohio        43443
          (Address of principal executive offices)        (Zip Code)

                                    (419) 833-3401
                              (Issuer's telephone number)

                                        N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No . . .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.              Yes . .   No . .

Applicable only to corporate issuers

As of April 30, 1996, 449,736 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes . .  No  X



                            EXCHANGE BANCSHARES, INC.

                                  LUCKEY, OHIO

                                  FORM  10-QSB

                                      INDEX
                                                           Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --              3
          March 31, 1996 and December 31, 1995

          Condensed consolidated statements of income --        4
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of changes          5
          in shareholders' equity --
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of cash flows --    6
          Three months ended March 31, 1996 and 1995

          Notes to condensed consolidated financial             7
          statements -- March 31, 1996

Item 2.   Management's Discussion and Analysis of Financial     8
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                    12

Item 2.   Changes in Securities                                12

Item 3.   Defaults upon Senior Securities                      12

Item 4.   Submission of Matters to a Vote of Security Holders  12

Item 5.   Other Information                                    12

Item 6.        Exhibits and Reports on Form 8-K                12

Signatures                                                     13

                            EXCHANGE BANCSHARES, INC.
                                    Luckey, Ohio
                           CONSOLIDATED BALANCE SHEETS


                                                    ( Dollars in thousands )
                                                   March 31,      December 31,
                                                 (Unaudited)      (Unaudited)
                                                    1996              1995
Assets
     Cash and due from banks                       $  2,166         $  2,197
     Interest-bearing time deposits                     -0-              -0-
     Federal funds sold                               3,867            3,895
     Securities being held to maturity                3,554            3,703
        (Fair value of $3,515 in 1996 and
         $3,619 in 1995)
     Securities available for sale, at fair value    18,375           16,876

     Loans (net of unearned interest)                38,766           38,339
     Less:     Allowance for loan losses               (483)            (483)
                                                   ________         ________
          Loans - net                                38,283           37,856

     Properties and equipment                           919              913
     Accrued income receivable                          673              588
     Other real estate                                  -0-              -0-
     Deferred federal income taxes                       25                7
     Other assets                                       152              166
                                                    _______          _______
          Total assets                              $68,014          $66,201

Liabilities

     Demand deposit                                 $14,829          $14,773
     Savings                                         16,636           16,721
     Time, $100,000 or over                           3,534            2,694
     Other time deposits                             25,214           24,323
                                                    _______          _______
          Total deposits                             60,213           58,511

     Borrowed funds                                     -0-              -0-
     Accrued interest payable                           135              126
     Accrued expenses and other liabilities             120              135
          Total liabilities                         $60,468          $58,772

Shareholders' equity
     Common stock   -- $5.00 par value                2,265            2,265
               Shares Authorized  --   750,000
               Shares Issued      --   453,092
     Surplus                                          2,801            2,801
     Retained earnings                                2,474            2,282
     Treasury stock
     (3,356 shares in 1996 and 490 shares in 1995)      (53)             (13)
     Unrealized gain (loss) on securities
       available-for-sale                                59               94
                                                    _______          _______
          Total equity                                7,546            7,429
                                                    _______          _______
     Total liabilities and shareholders' equity     $68,014          $66,201

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                        -3-

                             EXCHANGE BANCSHARES, INC.
                                   Luckey, Ohio
                         CONSOLIDATED STATEMENTS OF INCOME
_____________________________________________________________________________
                            ( Dollars in thousands, except per share amounts )
                                                        3 Months Ended
                                                           March 31,
                                                        1996      1995
Interest income
     Interest and fees on loans                       $  923    $  868
     Interest on investment securities:
        Taxable                                          280       288
        Exempt from federal income tax                    16        16
     Interest on federal funds sold                       52        26
                                                      ______    ______
          Total interest income                        1,271     1,198

Interest expense
     Interest on deposits                                531       467
                                                      ______    ______
          Total interest expense                         531       467
                                                      ______    ______
     Net interest income                                 740       731

     Provision for loan losses                            23        30
                                                      ______    ______
          Net interest income after
             provision for loan loss                     717       701

Other income
     Service charges on deposit accounts                  56        43
     Net investment security profits or losses           -0-       (38)
     Other income                                         23        19
                                                      ______    ______
          Total other income                              79        24

Other expense
     Salaries and employee benefits                      244       244
     Net occupancy expense                                38        37
     Equipment expense                                    35        32
     FDIC deposit insurance expense                        1        34
     State & other taxes                                  28        25
     Other expense                                       170       168
                                                      ______    ______
          Total other expense                            516       540
                                                      ______    ______
     Income before income taxes                          280       185
     Income tax expense                                   88        62
                                                      ______    ______
          Net Income                                  $  192    $  123

______________________________________________________________________________
Per share data:
     Net income per share of common stock            $   .43   $   .30

________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                        -4-

                            EXCHANGE BANCSHARES, INC.
                                 Luckey, Ohio
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
______________________________________________________________________________
                                       (Dollars in thousands)

                                             (Unaudited)
                                                            Unrealized
                                                           Gain/Loss
                                                               on      Total
                                                           Securities  Share-
                    Capital           Retained   Treasury  Available  holders'
                     Stock   Surplus  Earnings    Stock       For
                                                              Sale    Equity
                    _______  _______   _______   _______    _______   _______
Balance at December
    1994             $2,158  $2,564    $2,193    $   (8)    $ (332)   $6,575

Net income                                  123                            123

Change in unrealized
 gain/loss on available
 for sale securities                                             220       220
                      ______   ______    ______     ______    ______    _______
Balance at 3/31/95    $2,158   $2,564    $2,316     $   (8)   $ (112)   $6,918



Balance at 12/31/95   $2,265   $2,801    $2,282      $  (13)  $   94    $7,429

Net income                                  192                            192

Purchase of 2,500
 treasury shares                                        (40)               (40)

Change in unrealized
 gain/loss on available
 for  sale securities                                             (35)     (35)
                      ______   ______    ______       ______   ______   _______
Balance  at 3/31/96   $2,265   $2,801    $2,474       $  (53)  $   59   $7,546

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                        -5-



                            EXCHANGE BANCSHARES, INC.
                                 Luckey, Ohio
                      CONSOLIDATED STATEMENT OF CASH FLOWS
______________________________________________________________________________
                                                     ( Dollars in thousands )
                                                           3 Months Ended
                                                              March 31,
                                                           1996      1995
Cash Flows From Operating Activities:

  Net income                                             $  192    $  123
  Adjustments to reconcile net income to next cash
    provided by operating activities:
      Depreciation                                           32        32
      Provision for loan losses                              23        30
      Provision for deferred taxes                          -0-         4
      Gain/Loss on investments                              -0-        38
      Amortization/Accretion - net                           35        32
      Change in accrued income and other assets            (132)     (125)
      Change in accrued expenses and other liabilities       54        90
                                                          _____     _____
        Total adjustments                                    12       101
                                                          _____     _____
Net cash provided by operating activities                   204       224

Cash flows from investing activities:

  Net change in federal funds sold                           28    (3,275)
      Securities held to maturity:
       Proceeds from maturities                             143        92
      Securities available for sale:
       Proceeds from maturities                              900      500
       Proceeds from sales                                   -0-    4,066
       Purchases                                          (2,481)  (3,115)
      Net change in loans                                   (450)     (99)
      Capital purchases                                      (37)      (2)
                                                           _____    _____
  Net cash used in investing activities                   (1,897)  (1,833)

Cash flows from financing activities:

  Net change in deposits                                   1,702      422
  Purchase of treasury stock                                (40)      -0-
                                                           _____    _____
  Net cash provided by financing activities                1,662      422

  Net decrease in cash and cash equivalents                  (31)  (1,187)
  Cash and cash equivalents at beginning of year            2,197   3,190
                                                            _____   _____
  Cash and cash equivalents at end of year               $  2,166  $2,003

Supplemental information:

   Interest paid                                         $    522  $  454
   Net income taxes paid                                       29      15






______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                        -6-

                             EXCHANGE BANCSHARES, INC.

                                  AND SUBSIDIARY


                                   LUCKEY, OHIO


               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                             EXCHANGE BANCSHARES, INC.

                                   AND SUBSIDIARY


                                    LUCKEY, OHIO


               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS



    The following focuses on the consolidated financial condition of Exchange Bancshares, Inc. at March 31, 1996, compared to December 31, 1995, and the results of operations for the three month period ended March 31, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Registrant is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $6,033,000 at March 31, 1996. Investments and mortgage-backed securities available-for-sale were $18,375,000 at March 31, 1996. This amount decreased by $1,440,000 from December 31, 1995 balances. These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits showed moderate growth increasing by $1,702,000 or 2.91% for the three month ended March 31, 1996. The Corporation has not experienced any significant deposit disintermediation during he first three months of 1996. Management anticipates deposits to experience some continued moderate growth during the remainder of 1996.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased is a supplemental source of cash to meet liquidity needs.

Capital Resources

    Shareholders' equity totaled $7,546,000 at March 31, 1996, compared to $7,429,000 at December 31, 1995. This increase was attributed to first quarter earnings of $192,000 reduced by the acquisition of 2,500 shares of treasury stock and a net unrealized holding loss on securities available for sale of $35,000. As of March 31, 1996, the ratio of shareholders' equity to assets was 11.09% compared to 11.22% at December 31, 1995.


Regulatory Capital Requirements

    The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                            Capital Position
                   Regulatory                    as of
                    Minimum       March 31, 1996      December 31, 1995


Tier I                4.00%         26.69%                 20.26%
isk-based
capital......

Total Risk-          8.00%          27.94%                 21.51%
Based capital

Tier I          3.00% - 5.00%       11.14%                 10.71%
leverage.....


    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Corporation meets the "Well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Corporation's compliance with capital guidelines.


Changes in Financial Condition

    Consolidated total assets were $68,014,000 at the end of the current period reflecting a increase of $1,813,000 or 2.74% during the first three months of 1996. This increase was funded primarily from the growth in time deposits of $1,702,000. Approximately $1,285,000 was utilized to fund security purchases and the remainder to fund loan growth.

    The total investments outstanding increased during the first quarter primarily due to the allocation of short-term funds in an effort to increase yields. The valuation of the investment portfolio, which is classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value decline for the first quarter of 1996 of $35,000, or less than 30 basis points since December 31, 1995.

Allowance for Loan Loss

    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

    The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions the Bank's market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based upon criteria which included, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower,(c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

    Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan by loan basis. Collection policies have been developed to monitor the status of all loans. Collection procedures are being activated when a loan becomes past due.

    Current internal loan review procedures provide for the analysis of a borrower's operating data, tax returns and financial performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans. Specifically these procedures provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans. The loans are graded for asset quality by the reviewer and independently analyzed by both the senior lending officer and the chief executive officer of the Bank. The results of the grading process in conjunction with independent collateral evaluation are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. If applied, commercial loans would require 10% of the reserve while installment (consumer) and real estate loans would require 75% and 15% respectively. The losses experienced, combined with the type and market value of the collateral securing the consumer loan portfolio is the primary reason for the larger percentage allocation of the allowance to this loan type.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of March 31, 1996. The Bank has no exposure from trouble debt to lesser developed countries.


Results of Operations - First Quarter 1996 vs First Quarter 1995

    Consolidated net income of $192,000 for the first quarter of 1996 was 26% more than the $123,000 recorded for the first quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.14% and 10.25% compared to 0.89% and 7.29% for 1995. Earnings per share increased $.13 to $.43 per share for the first quarter 1996 compared to the same period in 1995.

    The increased level of net income for the first quarter of 1996 compared to the first quarter of 1995, is attributed to the decrease in recognized investment security losses, $38,000 and the increase in service charge income, $13,000 and the increase in net interest income, $9,000. This was partially offset by a $24,000 increase in other expense and the increased income tax provision of $26,000.
                                       -10-

    Net interest income was almost the same for both the first quarter of 1996 and 1995. Total interest income increased by $73,000 and total interest expense increased by $64,000. This occurred primarily as a result of increasing yields on interest earning assets and the restructuring of the deposit portfolio.

    The decrease in the provision for loan losses is attributed primarily to those factors previously discussed above.

    Net occupancy and equipment expenses remained almost constant for the two periods presented. It should be noted that there was an appreciable reduction in the FDIC insurance assessment for the first quarter of 1996 as compared to 1995.













                            EXCHANGE BANCSHARES, INC.

                               LUCKEY,   OHIO 43443


                                     PART II

                                OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS

               Not Applicable


     ITEM 2 - CHANGES IN SECURITIES

               Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 15, 1996 the Company will hold its annual meeting of Shareholders to approve the following:

               1.  Electing three (3) Class I directors to the Board of
                    Directors for terms of three (3) years and until their successors are elected and qualified.

               2.  Ratification of the appointment of the Company's Independent
                    Accountants for the fiscal year ending December 31, 1996.


     ITEM 5 - OTHER INFORMATION

               Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter.

                                    SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                      EXCHANGE BANCSHARES, INC.



Date May 14, 1996                            Marion Layman

                                             Marion Layman
                                             Chairman and President



Date May 14, 1996                            Joseph R. Hirzel

                                             Joseph R. Hirzel
                                             Secretary and Treasurer