Form 10QSB/A
period 1996-03-31
EXCHANGE BANCSHARES INC
filed 1996-06-27
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Form 10-QSB/A

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

                                 FORM  10-QSB/A

                                      INDEX
                                                           Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --              N/A
          March 31, 1996 and December 31, 1995

          Condensed consolidated statements of income --        N/A
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of changes          N/A
          in shareholders' equity --
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of cash flows --    N/A
          Three months ended March 31, 1996 and 1995

          Notes to condensed consolidated financial             N/A
          statements -- March 31, 1996

Item 2.   Management's Discussion and Analysis of Financial     N/A
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                    N/A

Item 2.   Changes in Securities                                N/A

Item 3.   Defaults upon Senior Securities                      N/A

Item 4.   Submission of Matters to a Vote of Security Holders  N/A

Item 5.   Other Information                                    N/A

Item 6.   Financial Data Schedule                              Exhibit

Signatures                                                      3

                                    SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                      EXCHANGE BANCSHARES, INC.



Date June 27, 1996                           Marion Layman

                                             Marion Layman
                                             Chairman and President



Date June 27, 1996                           Joseph R. Hirzel

                                             Joseph R. Hirzel
                                             Secretary and Treasurer