Form 10QSB
period 1996-06-30
EXCHANGE BANCSHARES INC
filed 1996-08-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED JUNE 30, 1996
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

Applicable only to corporate issuers

As of July 31, 1996, 471,852 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes . .   No  X


                   EXCHANGE BANCSHARES, INC.

                          LUCKEY, OHIO

                          FORM 10-QSB

                             INDEX
                                                           Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --              3
          June 30, 1996 and December 31, 1995

          Condensed consolidated statements of income --        4
          Three months ended June 30, 1996 and 1995
          Six months ended June 30, 1996 and 1995

          Condensed consolidated statements of changes          5
          in shareholders' equity --
          Six months ended June 30, 1996 and 1995

          Notes to condensed consolidated financial             6
          statements -- June 30, 1996

Item 2.   Management's Discussion and Analysis of Financial     7
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                    11

Item 2.   Changes in Securities                                11

Item 3.   Defaults upon Senior Securities                      11

Item 4.   Submission of Matters to a Vote of Security Holders  11

Item 5.   Other Information                                    11

Item 6.        Exhibits and Reports on Form 8-K                11

Signatures                                                     12

                        EXCHANGE BANCSHARES, INC.
                              Luckey, Ohio
                       CONSOLIDATED BALANCE SHEETS

                                < ---------- Dollars in thousands ----------->
                                         June 30,               December 31,
                                        (Unaudited)             (Unaudited)
                                           1996                     1995
Assets
     Cash and due from banks             $  2,221                $  2,197
     Interest-bearing time deposits           -0-                     -0-
     Federal funds sold                     1,990                   3,895
     Securities being held to maturity      3,358                   3,703
        (Fair value of $3,311 in 1996
         and $3,619 in 1995)
     Securities available for sale,
        at fair value                      18,310                  16,876

     Loans (net of unearned interest)      39,108                  38,339
     Less:     Allowance for loan losses     (508)                   (483)

          Loans - net                      38,600                  37,856

     Properties and equipment                 943                     913
     Accrued income receivable                715                     588
     Other real estate                        -0-                     -0-
     Deferred federal income taxes             53                       7
     Other assets                             181                     166

          Total assets                    $66,371                 $66,201

Liabilities
     Demand deposit                       $15,047                 $14,773
     Savings                               16,242                  16,721
     Time, $100,000 or over                 2,650                   2,694
     Other time deposits                   24,659                  24,323

          Total deposits                   58,598                  58,511

     Borrowed funds                           -0-                     -0-
     Accrued interest payable                 121                     126
     Accrued expenses and other
       liabilities                             68                     135

          Total liabilities               $58,787                 $58,772

Shareholders' equity
     Common stock   -- $5.00 par value      2,379                   2,265
      Shares Authorized  --   750,000
      Shares Issued       --  475,747
     Surplus                                3,052                   2,801
     Retained earnings                      2,205                   2,282
     Treasury stock (3,895 shares
      in 1996 and 899 shares in 1995)         (59)                    (13)
     Unrealized gain (loss) on
      securities available for sale             7                      94

          Total equity                      7,584                   7,429
Total liabilities and shareholders'
      equity                              $66,371                 $66,201
_______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                       EXCHANGE BANCSHARES, INC.
                              Luckey, Ohio
                    CONSOLIDATED STATEMENTS OF INCOME
________________________________________________________________________________
           <---------Dollars in thousands, except per share amounts---------->
                              3 Months Ended                6 Months Ended
                                 June 30,                      June 30,
                                 1996     1995       1996         1995
Interest income
   Interest and fees on loans         $  933       $  830    $1,856   $1,698
    Interest on investment securities:
        Taxable                          311          302       591      590
        Exempt from federal income tax    15           10        31       36
     Interest on federal funds sold       41           40        93       81
          Total interest income        1,300        1,182     2,571    2,405

Interest expense
     Interest on deposits                541           509    1,072      976

          Total interest expense         541           509    1,072      976

     Net interest income                 759           673    1,499    1,429

     Provision for loan losses            22           30        45       60
          Net interest income after
              provision for loan loss    737          643     1,454    1,369

Other income
     Service charges on deposit
      accounts                            61           57       118      100
     Net investment security
      profits or losses                    0            0         0      (38)
     Other income                         21            3        43       22
          Total other income              82           60       161       84

Other expense
     Salaries and employee benefits      288           264      532      508
     Net occupancy expense                35           33        73       70
     Equipment expense                    36           33        71       65
     FDIC deposit insurance expense        0           34         1       68
     State & other taxes                  27           26        55       51
     Other expense                       197          168       367      336
          Total other expense            583          558     1,099    1,098

     Income before income taxes          236          145       516      355
     Income tax expense                   72           43       160      105

          Net Income                  $  164       $  102   $   356  $   250
_______________________________________________________________________________
Per share data:
     Weighted average
       shares outstanding             474,381      475,118   474,742  475,155
     Net income per
       share of common stock             0.34         0.21      0.75     0.53

_______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                        EXCHANGE BANCSHARES, INC.
                              Luckey, Ohio
                   CONSOLIDATED STATEMENTS OF CHANGES
                         IN SHAREHOLDERS' EQUITY
________________________________________________________________________________
                         (Dollars in thousands)
                               (Unaudited)

                                                           Unrealized
                                                            Gain/Loss
                                                               on       Total
                                                    Common  Securities  Share-
                      Common            Retained   Treasury  Available holders'
                      Stock    Surplus  Earnings     Stock   For Sale Equity

Balance at 12/31/94   $2,158    $2,564    $2,192    $   (8)   $ (332)   $ 6,574

Net income                                   251                            251

Purchase of 341
   treasury shares                                      (5)                  (5)

Change in unrealized
 securities loss                                                  355       355

5% stock dividend
  (21,576 shares
   issued)               107       238      (345)                           -0-

Cash dividends
   declared ($0.15
    per share)                                                    (65)      (65)

Balance at 6/30/95    $2,265    $2,802    $2,033     $ (13)   $   (23)  $ 7,110


Balance at 12/31/95   $2,265    $2,801    $2,282     $ (13)   $    94   $ 7,429

Net income                                   356                            356

Purchase of 2,969
  treasury shares                                       (46)                (46)

Change in unrealized
  securities loss                                                  (87)     (87)

5% stock dividend        114       251      (365)                            -0-
  (22,655 shares
   issued)

Cash dividends
  declared ($0.15
   per share)                                (68)                           (68)

Balance  at 6/30/96   $2,379    $3,052    $2,205       $ (59)   $    7  $ 7,584

_____________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

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

                  EXCHANGE BANCSHARES, INC.

                       AND SUBSIDIARY


                        LUCKEY, OHIO


 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS




    The following focuses on the consolidated financial condition of Exchange Bancshares, Inc. at June 30, 1996, compared to December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Registrant is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $4,211,000 at June 30, 1996 while investments and mortgage-backed securities available-for-
- -sale were $18,310,000. These amounts decreased by a total of $1,887,000 and $447,000 respectively from December 31, 1995 and March 31, 1996 balances.
These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits showed a moderate decline from March 31, 1996, decreasing by $1,615,000 or 2.68%, which almost offset the first quarter increase of $1,702,000. The Corporation has not experienced any significant deposit disintermediation during he first six months of 1996. Management anticipates deposits to experience some continued  moderate growth during the remainder of 1996.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and securities sold under agreement to repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.

Capital Resources

    Shareholders' equity totaled $7,584,000 at June 30, 1996, compared to $7,429,000 at December 31, 1995. This increase was attributed to first half earnings of $356,000 reduced by the acquisition of 2,969 shares of treasury stock, payment of cash dividends of $68,000 and a net unrealized holding loss on securities available for sale of $87,000. As of June 30, 1996, the ratio of shareholders' equity to assets was 11.43% compared to 11.22% at December 31, 1995.


Regulatory Capital Requirements

    The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                                Capital Position
                       Regulatory                                    as of
                        Minimum        June 30, 1996          December 31, 1995


      Tier I            4.00%             18.73%                     20.26%
      risk-based
      capital......

      Total Risk-       8.00%             19.98%                     21.51%
      Based capital

      Tier I        3.00% - 5.00%         11.09%                     10.71%
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


Changes in Financial Condition

    Consolidated total assets were $66,371,000 at the end of the current period reflecting a decrease of $1,643,000 or 2.48% during the second three months of 1996. This decrease was funded primarily from higher rate time deposits of $1,439,000. The funds held in overnight deposits, i.e. Federal Funds, were utilized to fund the deposit outflow.

    The total investments outstanding decreased slightly during the second quarter primarily due to the maturities and principal reductions. The valuation of the investment portfolio, which is classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value decline for the second quarter of 1996 of $79,000 as compared to the first quarter's decline of $35,000, or less than 63 basis points since December 31, 1995.


Allowance for Loan Loss

    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

    The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions within the Bank's market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based upon criteria which includes, but is not limited to: (a) the purpose of the loan, (b) the credit history of the borrower,(c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

    Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan by loan basis. Collection policies have been developed to monitor the status of all loans. Collection procedures are being activated when a loan becomes past due.

    Current internal loan review procedures provide for the analysis of a borrower's operating data, tax returns and financial performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans. The loans are graded for asset quality by the reviewer and independently analyzed by both the senior lending officer and the chief executive officer of the Bank. The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. If applied, commercial loans would require 10% of the reserve while installment (consumer) and real estate loans would require 75% and 15% respectively. The losses experienced, combined with the type and market value of the collateral securing the consumer loan portfolio, is the primary reason for the larger percentage allocation of the allowance to this loan type.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of June 30, 1996. The Bank has no exposure from troubled debt to lesser developed countries.


Results of Operations - Second Quarter 1996 vs Second Quarter 1995

    Consolidated net income of $164,000 for the second quarter of 1996 was 59% more than the $102,000 recorded for the second quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.06% and 9.47% compared to 0.76% and 7.28% for 1995. Earnings per share increased $.22 to $.75 per share for the first six months of 1996 compared to the same period in 1995.

    The increased level of net income for the second quarter of 1996 compared to the second quarter of 1995, is attributed to the increase in interest and fees on loans of $103,000, the increase in other miscellaneous income of $18,000, and only relatively minor increases in interest and other operating expenses of $32,000 and $25,000 respectively. As a result, the income tax provision also increased by $29,000.

    Net interest income was $86,000 greater in the second quarter of 1996 compared to 1995. Total interest income increased by $118,000 and total interest expense increased by $32,000. This occurred primarily as a result of increasing yields on interest earning assets and the restructuring of the deposit portfolio.

    The decrease in the provision for loan losses is attributed primarily to those factors previously discussed above.

    Net occupancy and equipment expenses remained almost constant for the two periods presented. It should be noted that there was an appreciable reduction in the FDIC insurance assessment for the second quarter of 1996 as compared to 1995.

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

               Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 15, 1996 the Company held its annual meeting of Shareholders and approved the following:

               1.  Elected three (3) Class I directors to the Board of Directors for terms of three (3) years and until their successors are elected and qualified.

               2.  Ratified of the appointment of the Company's Independent
                    Accountants for the fiscal year ending December 31, 1996.


     ITEM 5 - OTHER INFORMATION

               Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter.

                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                   EXCHANGE BANCSHARES, INC.



Date:  August 14, 1996             Marion Layman

                                   Marion Layman
                                   Chairman and President



Date:  August 14, 1996             Joseph R. Hirzel

                                   Joseph R. Hirzel
                                   Secretary and Treasurer