Form 10QSB/A
period 1996-06-30
EXCHANGE BANCSHARES INC
filed 1996-10-01
CIK 720912

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

          Condensed consolidated balance sheets --              N/A
          June 30, 1996 and December 31, 1995

          Condensed consolidated statements of income --        N/A
          Three months ended June 30, 1996 and 1995
          Six months ended June 30, 1996 and 1995

          Condensed consolidated statements of changes          N/A
          in shareholders' equity --
          Six months ended June 30, 1996 and 1995

          Notes to condensed consolidated financial             N/A
          statements -- June 30, 1996

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

Item 1.   Legal Proceedings                                     N/A

Item 2.   Changes in Securities                                 N/A

Item 3.   Defaults upon Senior Securities                       N/A

Item 4.   Submission of Matters to a Vote of Security Holders   N/A

Item 5.   Other Information                                     N/A

Item 6.   Exhibits and Reports on Form 8-K                      N/A
          Financial Data Schedule (EX-27)                    Exhibit

Signatures


                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                   EXCHANGE BANCSHARES, INC.



Date:  October 1, 1996             s/Marion Layman

                                   Marion Layman
                                   Chairman and President



Date:  October 1, 1996             s/Joseph R. Hirzel

                                   Joseph R. Hirzel
                                   Secretary and Treasurer