Form 10QSB
period 1996-09-30
EXCHANGE BANCSHARES INC
filed 1996-11-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                           Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No ...

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes . .   No . .

Applicable only to corporate issuers

As of October 31, 1996, 467,352 shares of Common Stock of the Registrant were outstanding. There were no peferred shares outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes . . .   No  X


                             EXCHANGE BANCSHARES, INC.

                                   LUCKEY, OHIO

                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                       3
           September 30, 1996 and December 31, 1995

           Condensed consolidated statements of income --                 4
           Three months ended September 30, 1996 and 1995
           Nine months ended September 30, 1996 and 1995

           Condensed consolidated statements of cash flows --             5
           Nine months ended September 30, 1996 and 1995

           Notes to condensed consolidated financial                      6
           statements -- September 30, 1996

Item 2.    Management's Discussion and Analysis of Financial              7
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                             11

Item 2.    Changes in Securities                                         11

Item 3.    Defaults upon Senior Securities                               11

Item 4.    Submission of Matters to a Vote of Security Holders           11

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              11

           Signatures                                                    12

                                         -2-

                             EXCHANGE BANCSHARES, INC.
                                   Luckey, Ohio
                            CONSOLIDATED BALANCE SHEETS

                                         <------- Dollars in thousands ------->
                                          September 30,             December 31,
                                           (Unaudited)              (Unaudited)
                                              1996                     1995
Assets
     Cash and due from banks                $ 2,794                  $ 2,197
     Interest-bearing time deposits             -0-                      -0-
     Federal funds sold                       3,065                    3,895
     Securities being held to maturity        3,314                    3,703
       (Fair value of $3,272 in 1996
       and $3,619 in 1995)
     Securities available for sale,
       at fair value                         18,891                   16,876
     Loans (net of unearned interest)        40,015                   38,339
     Less: Allowance for loan losses           (531)                    (483)
                                             ------                   ------
           Loans - net                       39,484                   37,856

     Properties and equipment                   916                      913
     Accrued income receivable                  756                      588
     Other real estate                          -0-                      -0-
     Deferred federal income taxes               53                        7
     Other assets                               136                      166
                                            -------                  -------
           Total assets                     $69,409                  $66,201
                                            =======                  =======
Liabilities
     Demand deposit                         $17,303                  $14,773
     Savings                                 15,926                   16,721
     Time, $100,000 or over                   3,579                    2,694
     Other time deposits                     24,588                   24,323
                                            -------                  -------
           Total deposits                    61,396                   58,511

     Borrowed funds                             -0-                      -0-
     Accrued interest payable                   124                      126
     Accrued expenses and other
       liabilities                              141                      135
                                            -------                  -------
           Total liabilities                $61,661                  $58,772
                                            =======                  =======
Shareholders' equity
     Common stock -- $5.00 par value          2,379                    2,265
       Shares Authorized  --   750,000
       Shares Issued      --   475,747
     Surplus                                  3,052                    2,801
     Retained earnings                        2,411                    2,282
     Treasury stock (8,395 shares in
       1996 and 899 shares in 1995)            (131)                     (13)
     Unrealized gain (loss) on
       securities available for sale             37                       94
                                            -------                  -------
           Total equity                       7,748                    7,429
           Total liabilities and            -------                  -------
             shareholders' equity           $69,409                  $66,201
                                            =======                  =======
________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                             EXCHANGE BANCSHARES, INC.
                                  Luckey, Ohio
                         CONSOLIDATED STATEMENTS OF INCOME


                                                   <----Dollars in thousands,
                                                   except per share amounts---->

                                    3 Months Ended              9 Months Ended
                                     September 30,               September 30,
                                    1996      1995              1996      1995
Interest income
  Interest and fees on loans       $  949    $  884            $2,805    $2,582
  Interest on investment
    securities:
    Taxable                           300       304               891       894
    Exempt from federal income tax     21        16                52        51
  Interest on federal funds sold       42        51               135       133
                                   ------    ------            ------    ------
      Total interest income         1,312     1,255             3,883     3,660
                                   ======    ======            ======    ======
Interest expense
  Interest on deposits
    Demand and savings deposits       183       191               528       570
    Time deposits                     364       337             1,091       934
                                   ------    ------            ------    ------
      Total interest expense          547       528             1,619     1,504
                                   ------    ------            ------    ------
  Net interest income                 765       727             2,264     2,156

  Provision for loan losses            20        30                65        90
                                   ------    ------            ------    ------
      Net interest income after
        provision for loan loss       745       697             2,199     2,066

Other income
  Service charges on deposit
    accounts                           57        58               175       158
  Net investment security profits
    or losses                           0         0                 0       (38)
  Other income                         20        14                63        36
                                   ------    ------            ------    ------
      Total other income               77        72               238       156
                                   ------    ------            ------    ------
Other expense
  Salaries and employee benefits      261       229               793       737
  Net occupancy expense                36        36               109       106
  Equipment expense                    34        35               105       100
  FDIC deposit insurance expense        1        (4)                2        64
  State & other taxes                  27        26                82        76
  Other expense                       164       183               531       519
                                   ------    ------            ------    ------
      Total other expense             523       505             1,622     1,602
                                   ------    ------            ------    ------
  Income before income taxes          299       264               815       620
  Income tax expense                   93       105               253       210
                                   ------    ------            ------    ------
      Net Income                   $  206    $  159            $  562    $  410
                                   ======    ======            ======    ======
________________________________________________________________________________
Per share data:
  Weighted average shares
    outstanding                   467,352   453,092           470,725   453,092
  Net income per share
    of common stock                  0.44      0.35              1.19      0.90
________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                             EXCHANGE BANCSHARES, INC.
                                   Luckey, Ohio
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              <----- Dollars in thousands ----->
                                                  9 Months ended September 30,
                                                 1996                   1995
                                              (Unaudited)            (Unaudited)

Cash flows from operating activities:
  Net Income                                    $   561                $   421
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                   98                     95
      Provision for loan losses                      65                     90
      Provision for deferred taxes                    2                     40
      Gain on investments                             0                     38
      Net loss on sale of other assets                1                      4
      Amortization/Accretion - net                   99                     99
      Change in accrued income and other assets    (199)                  (144)
      Change in accrued expenses and other
        liabilities                                  46                    125
                                                -------                -------
           Total adjustments                        112                    347
                                                -------                _______
  Net cash provided by operating activities         673                    757
                                                _______                _______
Cash flows from investing activities:
  Net change in federal funds sold                  830                 (2,987)
  Securities held to maturity:
    Proceeds from maturities                        470                    223
    Proceeds from sales                               0                      0
    Purchases                                      (100)                  (508)
  Securities available for sale:
    Proceeds from maturities                      6,400                    500
        Proceeds from sales                           0                  4,066
        Purchases                                (8,581)                (3,115)
  Net change in loans                            (1,694)                (1,072)
  Capital purchases                                (101)                   (14)
  Proceeds from fixed assets                          0                      5
  Proceeds from other real estate                     0                     22
                                                _______                _______
  Net cash used in investing activities          (2,776)                (2,880)
                                                _______                _______
Cash flows from financing activities:
  Net change in deposits                          2,885                  1,357
  Net change in short-term borrowing                  0                      0
  Purchase of treasury                              117)                    (5)
  Sale of common stock                                0                      0
  Sale of treasury stock                              0                      0
  Dividends paid                                    (68)                   (65)
                                                _______                _______
  Net cash provided by financing activities       2,700                  1,287
                                                _______                _______
  Net increrase (decrease) in cash and cash
    equivalents                                     597                   (836)
  Cash and cash equivalents at beginning of
    year                                          2,197                  3,191
                                                _______                _______
  Cash and cash equivalents at end of period    $ 2,794                $ 2,355
                                                =======                =======
________________________________________________________________________________
Supplemental information:
  Cash paid for:
     Interest paid                                1,621                  1,476
     Net Income taxes paid                          232                     96
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

                             EXCHANGE BANCSHARES, INC.

                                 AND SUBSIDIARY

                                  LUCKEY, OHIO


             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS


    The following focuses on the consolidated financial condition of Exchange Bancshares, Inc. at September 30, 1996, compared to December 31, 1995, and the results of operations for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Registrant is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $5,859,000 at September 30, 1996 while investments and mortgage-backed securities available-for-sale were $18,891,000. These amounts increased by a total of $2,015,000 and $581,000 respectively from December 31, 1995 and June 30, 1996 balances. These assets, as well as anticipated deposit growth and scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits showed a moderate growth from June 30, 1996, increasing by $2,798,000 or 4.77%, which offset the second quarter decrease of $1,615,000. The Corporation has not experienced any significant deposit disintermediation during he first nine months of 1996. Management anticipates deposits to experience some continued moderate growth during the remainder of 1996.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and securities sold under agreement to repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.


Capital Resources

    Shareholders' equity totaled $7,749,000 at September 30, 1996, compared to $7,429,000 at December 31, 1995. This increase was attributed to nine months earnings of $561,000 reduced by the acquisition of 7,662 shares of treasury stock, payment of cash dividends of $68,000 and a net unrealized holding loss on securities available for sale of $56,000. As of September 30, 1996, the ratio of shareholders' equity to assets was 11.16% compared to 11.22% at December 31, 1995.


Regulatory Capital Requirements

The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:


                                                   Capital Position
                   Regulatory                            as of
                    Minimum             September 30, 1996     December 31, 1995


    Tier I           4.00%                      15.89%             20.26%
    risk-based
    capital......

    Total Risk-      8.00%                       16.99%            21.51%
    Based capital

    Tier I           3.00% - 5.00%               11.34%            10.71%
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


Changes in Financial Condition

    Consolidated total assets were $69,409,000 at the end of the current period reflecting a increase of $3,038,000 or 4.57% during the third quarter of 1996. This increase was funded primarily from savings and other transaction accounts. The funds held in overnight deposits, i.e. Federal Funds, were utilized to fund the increases in investments and loans.

    The total investments outstanding increased during the third quarter primarily due to the demand to fund loans not keeping pace with the increases in deposits. The valuation of the investment portfolio, which is classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value increase for the third quarter of 1996 of $30,000 as compared to the second quarter's decline of $79,000, or less than 50 basis points since December 31, 1995.


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

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. If applied, commercial loans would require 15% of the reserve while installment (consumer) and real estate loans would require 60% and 25% respectively. The losses experienced, combined with the type and market value of the collateral securing the consumer loan portfolio, is the primary reason for the larger percentage allocation of the allowance to this loan type.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of September 30, 1996. The Bank has no exposure from troubled debt to lesser developed countries.


Results of Operations - Third Quarter 1996 vs Third Quarter 1995

    Consolidated net income of $206,000 for the third quarter of 1996 was 30% more than the $159,000 recorded for the third quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 1.19% and 9.45% compared to 0.95% and 9.19% for 1995. Earnings per share increased $.34 to $1.19 per share for the first nine months of 1996 compared to the same period in 1995.

    The increased level of net income for the third quarter of 1996 compared to the third quarter of 1995, is attributed to the increase in interest and fees on loans of $65,000, the increase in investment income of $31,000, the decrease in interest on federal funds sold of $9,000, and only relatively minor increases in other operating income and expenses of $5,000 and $18,000 respectively. As a result, the income tax provision also changed by $12,000.

    Net interest income was $38,000 greater in the third quarter of 1996 compared to 1995. Total interest income increased by $57,000 and total interest expense increased by $19,000. This occurred primarily as a result of increasing yields on interest earning assets and the restructuring of the deposit portfolio.

    The decrease in the provision for loan losses is attributed primarily to those factors previously discussed above.

    Net occupancy and equipment expenses remained almost constant for the two periods presented. It should be noted that there was an appreciable reduction in the FDIC insurance assessment for the three quarters of 1996 as compared to 1995.

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

         Not Applicable


ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter.

                                    SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EXCHANGE BANCSHARES, INC.


Date November 14, 1996                     s/Marion Layman
                                           Marion Layman
                                           Chairman and President



Date November 14, 1996                     s/Joseph R. Hirzel
                                           Joseph R. Hirzel
                                           Secretary and Treasurer