Form 10KSB
EXCHANGE BANCSHARES INC
filed 1997-03-28
CIK 720912

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

                  ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                        THE SECURITIES EXCHANGE ACT of 1934

                    For the fiscal year ended December 31, 1996
                        Commission File Number  33-54566
                              _____________________

                             EXCHANGE BANCSHARES, INC.
                 (name of small business issuer in its charter)

                  Ohio                               34-1721453
        (State or other Jurisdiction                 (IRS Employer
         of incorporation or organization)            Identification Number)

                  237 Main Street, Box 177, Luckey, Ohio   43443
               (Address of principal executive offices)  (zip code)

                     Issuer's telephone number  (419) 833-3401
                              ____________________

         Securities registered under Section 12(b) of the Exchange Act:
                                not applicable
         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares ($5.00 Par Value)
                      Preferred Shares ($25.00 Par Value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES _X_     NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10- KSB or any amendment to this Form 10-KSB.  [ X ]

     State issuer's revenues for the most recent fiscal year.  $5,527,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices if such stock, as of a specified date within the past 60 days: As of March 15, 1997, 475,747 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $6,000,368 based upon the trading price of $16.00 per share.

                   Documents Incorporated by References

     Part III:     Proxy Statement, dated April 10, 1997, of Registrant

     Transitional Small Business Disclosure Format     YES ___  NO _X_

                           EXCHANGE BANCSHARES, INC.

                                LUCKEY, OHIO

                             Cross Reference Sheet

                     Pursuant to Regulation ss 240.12b-23

_______________________________________________________________________________
                                                  FORM 10-KSB       EXHIBIT
     PART  I
                                                  Page No.          Page No.
ITEM  1. Description of Business                   1 - 2

ITEM  2, Description of Property                   2

ITEM  3. Legal Proceedings                         2

ITEM  4. Submission of Matters to a
         Vote of Security Holders                  Not Applicable

    PART  II

ITEM  5. Market for Common Equity
         and Related Stockholder
         Matters                                   3

ITEM  6. Management Discussion
         and Analysis                              3 - 10
                                                   Exhibit A         All

ITEM  7. Financial Statements                      10
                                                   Exhibit B         All

ITEM  8. Changes In and Disagreements
         With Accountants on Accounting            Not Applicable
         and Financial Disclosures

    PART  III

ITEM  9. Directors, Executive Officers,
         Promoters and Control Persons:
         Compliance With Section 16(a)                               Exhibit C
         of the Exchange Act                                         C -3

ITEM 10. Executive Compensation                                      C -6

ITEM 11. Security Ownership of Certain
         Beneficial Owners and Management                            C -3

ITEM 12. Certain Relationships and
         Related Transactions                                        C -9

ITEM 13. Exhibits and Reports on                   Exhibit A-Statistical Tables
         Form 8-K                                  Exhibit B-Financial
                                                             Statements
                                                   Exhibit C-Proxy Statement
                                                             (Incorporated by
                                                              reference)
                                                   Exhibit D-Article 9 FDS
                                                             (Exhibit 27)

                                      PART I

ITEM 1.  Description of Business

Business

     Exchange Bancshares, Inc. (the "Holding Company" or the "Corporation") was organized as an Ohio corporation and incorporated by directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992 at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 1, 1994. The Holding Company has authorized 750,000 common shares, par value $5.00 per share of which 465,098 are currently outstanding.

     The Holding Company also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares. No preferred shares are currently outstanding or presently intended to be issued.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary, The Exchange Bank, which accounts for substantially all of its revenues, operating income, and assets. The Holding Company may in the future acquire or form additional subsidiaries, including other banks, to the extent permitted by law.

     The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services which are made available to their customers in order that they remain competitive in the market place.

     The Holding Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Holding Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (FDIC). As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board. The Holding Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

Effect of Government Monetary Policies

     The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions. This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve require-ments of member and nonmember bank deposits. As a result the Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

     As of December 31, 1996, the Bank had 37 full and 8 part-time employees. Personnel costs incurred by the Holding Company are reimbursed to the Bank.

Competition

     The Bank competes with seven area banks and five savings and loan associa-tions, various credit unions, finance companies, large retail stores, credit corporations, and both local and Federal governments for sources and uses of funds. The Bank is the second largest bank headquartered in Wood County, Ohio.

     The competitive factors among financial institutions can be classified into two categories, competitive rates and competitive services. With the advent of deregulation, rates have become more competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types of services such as service costs, banking hours and similar features. The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours and operates three ATM's (automated teller machines).

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1996 and December 31, 1995 the legal lending limits were approximately $1,183,200 and $1,173,000 respectively. As of December 31, 1996 and 1995, no loans were over the legal lending limit.

ITEM 2. Properties

     The Bank's principal office is located at 235 Main Street, Luckey, Ohio 43443. The Bank's two branches are located at 311 North Main Street, Walbridge, Ohio 43465, and 940 Clarion Avenue, Holland, Ohio 43528. All of the above properties are owned by the Bank. The Holding Company operates out of the Bank's main office although it has a separate mailing address. The Holding Company reimburses the Bank for the fair value of the space occupied.

ITEM 3. Legal Proceedings

     In the opinion of management of the Holding Company, there are no legal proceedings pending to which the Corporation is a party or to which its property is subject, which, if determined adversely to the Corporation, would be material in relation to the Corporation's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material pro-ceedings are pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities or others.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                   PART II

ITEM 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     At December 31, 1996, the Corporation had approximately 812 shareholders of record. The McDonald & Company, broker-dealer, makes a limited over-the-counter market in shares of Corporation Common Stock. In addition, there have been a limited number of private transactions known to the management of the Corporation. Based solely on information made available to the Corporation from First Scioto Company and from a limited number of buyers and sellers, shares of the Corporation Common Stock that have been traded in private transactions since January 1, 1996 were traded at a high of $17.00 and a low of $15.50.
There are no plans to list the shares of the Corporation Common Stock on any stock exchange.

     Through 1996, McDonald & Company offered to purchase shares of stock of the Corporation at $16.00 per share, and was offering to sell such shares at $17.00 per share. The offer to purchase shares at $16.00 was conditional upon their ability to sell the shares at $17.00 per share. In addition to the shares traded through McDonald & Company there have been a limited number of private transactions known to the Management of the Corporation.

     Effective January 1, 1994, the Corporation acquired the Bank and share-holders of the Bank exchanged one share of Bank stock for four shares of the Corporation. In 1996, the Corporation declared cash dividends of $.15 per share payable on June 15, 1996 to shareholders of record on June 1, 1996 and a cash dividend of $.30 per share payable on December 16, 1996 to shareholders of record on December 2, 1996. The Corporation also declared a five percent stock dividend to shareholders of record on June 1, 1996 payable on June 15, 1996. In 1995, the Corporation declared cash dividends of $.13 per share pay-able on June 15, 1995 to shareholders of record on June 2, 1995 and a cash dividend of $.24 per share payable on December 15, 1995 to shareholders of record on December 2, 1995. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 1995 payable on June 15, 1995.

     Dividends by the Corporation necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Corporation considers dividend policy.
Under Ohio Revised Code, the Corporation is prohibited from paying dividends if either the Corporation would be unable to pay its debts as they come due, or the Corporation's total assets would be less than its total liabilities plus an amount needed to satisfy any preferential right of shareholders. The Corporation may only pay dividends out of surplus. Surplus is defined as the excess of a corporation's assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of assets and liabilities of the Corporation, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Corporation.

     If in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice of hearing, that such bank cease and desist from such practice. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Bank and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

     The Bank, as a State Bank is subject to the dividend restrictions set forth by the State Division of Financial Institutions. Under such restrictions, the Bank may not, without the prior approval of the Superintendent of Financial Institutions, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Exchange Bancshares, Inc., (the "Holding Company") was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank
(the "Bank") under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The

Holding Company acquired the Bank on January 1, 1994, and as of December 31, 1996 had combined assets of $68 million, $41 million in net loans, and $60 million in deposits. The Bank through its two commercial banking offices located in Wood County, Ohio, and one Lucas County office, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a member of the Federal Reserve System. Selected financial data on the Holding Company's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, Luckey, Ohio, which accounts for substantially all of the Holding Company's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Financial Statements and related Notes (see Exhibit B - Financial State-ments, of this report) which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles. The Board of Directors engaged Robb, Dixon, Francis, Davis, Oneson and Company, independent auditors, to audit the financial statements, and their report is included in Exhibit B of this report. To assist in understanding and evaluating major changes in the Holding Company's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison. Please refer to Exhibit A - Statistical Tables, of this report.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) share-holders' equity including dividends and risk-based capital, and (c) 1996 results of operations.

I  - FINANCIAL CONDITION

Loan Portfolio

     Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 1996. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of northwestern Ohio. At December 31, 1996, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

     Average loans increased 5.36% in 1996 to represent 61.48% of average earning assets compared to 59.84% in 1995 and 56.07% in 1994. Year-end total real estate loans of $32,365,000 represented approximately 77.91% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 72.74% at December 31, 1992 to 77.91% at December 31, 1996. Installment loans to individuals have continued to decline steadily since 1992 from 19.49% of loans outstanding to 14.55% at December 31, 1996. The dollar amounts of commercial loans (including tax-exempt loans) have decreased from 7.69% at December 31, 1992 to 7.51% at December 31, 1996. Table 2 provides a five-year loan history.

     In addition to the loans reported in Table 2 are certain off-balance sheet products such as letters of credit and loan commitments which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $5.98 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Notes K and L of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

Non-Performing Assets

     Table 3 provides a five-year summary of nonperforming assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan fore-closure.

     A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower's ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.

     A loan is considered restructured or renegotiated when either the rate is reduced below current market rates for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Properties obtained from foreclosing on loans secured by real estate are adjusted to market value prior to being capitalized in an account entitled "Other Real Estate held for resale." Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property.

     Loans accounted for on a non-accrual basis decreased $140,000 or 41.67% as of year-end 1996. Nonperforming assets at December 31, 1996 totaled $344,000 or 0.50% of total assets. This represents a decrease of $49,000 or 12.47% from December 31, 1995.

Analysis of the Allowance/Provision for Loan Loss

     The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See Table 4 for a five-year summary.

     The allowance/provision for loan losses is determined by Management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in its market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based on criteria which includes, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the market value of the collateral involved, and (d) the down payment made.

     More than 90% of the Bank's total gross loans are secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through the full faith and credit of government agencies. The Bank's lending policies require substantial down pay-ments along with current market appraisals on collateral when the loans are originated, thus reducing the risk of any potential losses.

     To further minimize the risks of lending, quarterly reviews of the loan portfolio are made to identify problem loans and to determine the course of action. Collection policies have been developed to monitor the status of all loans and are activated when a loan becomes past due.

     Management has implemented internal loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans.

     The loans are graded for asset quality by the reviewer and independently analyzed by both the senior loan officer and the chief executive officer of the bank. The results of the grading process in conjunction with independent collateral evaluation are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 41.94% of the reserve while the installment (consumer) and real estate loans would require 51.88% and 6.18%, respectively. The losses experienced, combined with the type and market value of the collateral securing the consumer loan portfolio, is the primary reason for the larger percentage allocation of the allowance to this loan type.

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans. The Bank has no exposure from troubled debts to lesser developed countries nor from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio increased to 1.27% in 1996 from 1.26% and 1.27% in 1995 and 1994, respectively. The allowance for loan losses to loan balances outstanding at year-end was 1.22%, 1.26%, and 1.25% for years 1996, 1995, and 1994, respectively.

     Net charge-offs in 1996 of $50,000 decreased $52,000 from $102,000 in 1995. The 1996 decrease is primarily attributed to a single borrower whose financial condition had worsened in 1995. Net charge-offs in 1995 increased to $102,000 from $84,000 in 1994. The yearly average net charge-offs for the same five-year period (1992-1996) were $74,400.

     The decrease in the provision for the allowance for loan loss as compared to 1995 is attributed to efforts by Management (in 1995) to strengthen loan administration, underwriting guidelines, and collection policies and procedures coupled with the increase in the amount of credits granted. It should be noted that as the Bank's loan portfolio experiences growth, there will normally be an increase in credit losses. However, it is Management's intention to minimize such losses through prompt loan collection efforts and the credit review process.

Investments

     Investments represent the second largest use of financial resources. The investment portfolio, shown in Table 5, includes United States securities, state and municipal obligations, mortgage-backed securities, other securities consisting of collateralized mortgage obligations (CMO), and equity securities of the Independent State Bank of Ohio.

     A portion of the portfolio's investment debt securities classified as Held-To-Maturity are those securities which the Bank has the ability and intent to hold to maturity. These securities are stated at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method. The remainder of the debt securities and the Bank's marketable equity investment securities are carried at cost or market value, whichever is the lower, and accordingly are classified as Available-For-Sale.

       In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Invest-ments in Debt and Equity Securities. Under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder's equity. On January 1, 1994, the Bank adopted SFAS No. 115. The effect of adopting SFAS No. 115 was to increase shareholders' equity $227,000 at January 1, 1994 and decrease share-holders' equity $332,000 at December 31, 1994. At December 31, 1996 and 1995 the Company's shareholders' equity contained $60,000 and $94,000, respectively, in unrealized gains on securities available-for-sale.

     Investment securities at year-end 1996 increased $269,000 or 1.32% over year-end 1995 while federal funds sold decreased $1,641,000 from 1995. Because the increase in total deposit account balances did not meet the funding needs of the Bank's loan portfolio, coupled with the interest rate structure within the investment portfolio, federal funds sold were utilized to fund the current loan demand. Federal funds sold are consistently maintained at levels that will cover short-term liquidity needs of the Bank.

     The Bank utilizes an outside investment firm to analyze, evaluate, and offer investment recommendations to Management based on such criteria as security ratings, yields, and terms. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by Management to ensure that a proper ratio of liquidity and earnings is maintained.

Deposits

     Table 8 highlights average deposits and interest rates during the last three years. Average deposits have increased in 1996, approximately $1,252,000 or 2.14% from 1995 which had decreased from 1994, approximately $2,749,000 or 4.69%. The average cost of funds for the bank was approximately 3.63% for the year ended December 31, 1996 compared to 3.48% and 3.08% for 1995 and 1994, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as dis-bursements are made. During 1996 the Bank also experienced continued shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts. As a result the Bank's cost of funds has increased steadily putting additional pressure on the net interest margin. Management has responded to this pressure by competitively pricing its loan products and managing the investable funds. As a result, the net interest margin has increased by 10 basis points since December 31, 1995.

Shareholders' Equity

     Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in Table 9, "Capital Resources," reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 9% for the past three years. It should be noted that this ratio increased by 114 basis points in 1995 to 10.71% and an additional 52 basis points in 1996 to 11.23%. It should also be noted that the return on average assets increased in 1996 to 1.10% from 0.93% in 1995. This is due primarily to rising interest rates, deposit growth fluctuations, an increase in loan volume, the decrease in investments and a modest increase in operating costs.

     The yield (interest expense) on interest bearing liabilities increased less rapidly than the yield (interest income) on interest earning assets, resulting in an increase in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.27%, 1.26% and 1.27% for years 1996, 1995, and 1994, respectively.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital. Tier I capital includes common equity, non cumulative perpetual preferred stock, and minority interest less goodwill and other dis-allowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 1996, the Bank's risk-based capital ratio for Tier I and Tier II capital was 21.33% and 22.58% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. Table 10 is a summary of both the Bank's risk-based capital and leverage components and ratios.

II - RESULTS OF OPERATIONS

     The Holding Company had consolidated net income of $747,000 or $1.59 per share, for the year ended December 31, 1996 as compared to $612,000 or $1.28 per share for 1995 and $580,000 or $1.22 per share for 1994. Return on average assets ratio (ROAA) was 1.10%, 0.93% and 0.85% in 1996, 1995, and 1994,
respectively.

     Net interest income, the income received on investments in loans, securities, due from banks, and federal funds less interest paid to depository and short-term creditors to fund these investments is the Bank's primary source of revenue. The following discussion and analysis of the Bank's net interest income is based primarily on Table 12, "Average Balances and Interest Rates," Table 13, "Net Interest Income," Table 14, "Rate/Volume Analysis of Changes in Interest Income and Interest Expenses," and on rate of 34%. Tables 12, 13 and 14 have been prepared on a tax-equivalent basis. The stated (pre-tax) yield on tax-exempt loans and securities are lower than the yield on taxable assets of similar risk and maturity. The average balances were calculated on a monthly basis.

     The net yield on interest-earning assets has increased to 4.78% in 1996 from 4.68% and 4.34% in 1995 and 1994, respectively. Net interest income in-creased $138,000 or 4.70% in 1996 and $136,000 or 4.85% in 1995, while earnings increased $135,000 or 22.06% in 1996 from $612,000 in 1995 and increased $32,000 or 5.52% in 1995 from $580,000 in 1994. Table 14 analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased ($1,600,000) and average interest-bearing liabilities decreased ($133,000) in 1996 which resulted in increased earnings of $121,000 (due to volume); while rates increased for all but tax-free debt securities and federal funds categories of assets; and rates increased for savings and NOW accounts and increased for time deposits which resulted in a net increase of $17,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to increase interest earnings by $138,000 during 1996.

     Net loan income increased $268,000 or 7.65% over the prior year primarily as a result of the increased yields resulting from the changes in the composi-tion of the portfolio, increased competition from financial and non-financial sources, and Management's strengthening of loan underwriting standards. Average loan yields have increased 20 basis points in 1996 after a 59-basis point in-crease in 1995. As of year-end 1996 approximately $23,234,000 or 56.02% of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flex-ibility in a changing rate environment.

     Interest rates on tax-free investment securities have decreased three basis points in 1996, from an average portfolio yield of 7.06% to 7.03%, and interest rates on equity investment securities have increased 68 basis points from an average portfolio yield of 5.48% to 6.16%, resulting in a $44,000 increase in taxable income due to rates. Additionally, a $39,000 decline in income due to the volume, resulted in a net increase in income of $5,000. Approximately $8,400,000 of securities matured in 1996. Reinvestment yields on approximately $6,105,000 of maturing securities in 1997 will be used to determine appropriate maturities or alternative investments.

     Federal funds sold income increased $1,000 or 0.52% in 1996 after a $63,000 or 48.84% increase in 1995. Volume increased earnings $15,000 and rates de-creased earnings $14,000 in 1996. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

     Interest-bearing deposit expense increased $136,000 or approximately 6.67% in 1996 after a $146,000 or 7.72% increase in 1995. The volume increase caused interest expense to increase $43,000 while changes in rates caused a $93,000 in-crease in interest expense in 1995. Rates paid on Savings/NOW/insured deposits and time deposits increased four and 30 basis points respectively in 1996, compared to a decrease of five and an increase of 88 basis points respectively in 1995. These improvements were partially offset by the general increase in time deposit accounts coupled with an offsetting decrease in rates paid on Savings/NOW/insured deposits has occurred as a result of the rising interest rates and the continued pressure on interest margins. Also, competition from non-financial institutions has resulted in a shifting of depositors' resources.

     In summary, Table 14, "Rate Volume Analysis of Changes in Interest Income and Interest Expense," discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructuring, in the Bank's interest-earning assets (loans, investments and federal funds) and the interest-bearing liabilities (savings and time deposits) combined with the repricing of each resulted in an increase in net interest margins.

     The changes in both asset and liability volumes in 1996 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net increase of $138,000 net interest income. Changes in volume accounted for a $121,000 increase in net interest income, while changes in rates increased net interest income $17,000.

     The increases in both asset and liability volumes in 1995 had less of an effect on the net interest margin, $1,000 increase, than the increases in the yields on assets and liabilities, a $135,000 increase.

Other Income and Other Expense

     Total other income consists of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

     Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. Table 16, "Other Income and Other Expenses," contains a summary of these items for the years ended December 31, 1996, 1995, and 1994.

Income Taxes

     Applicable income taxes of $334,000 in 1996 consist of federal taxes only. For the previous two years the federal tax rate was 34%.

     Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($75,000 in 1996, $120,000 in 1995 and $80,000 in 1994) and the level of tax-exempt income on securities which was $64,000, $63,000, and $63,000 for the three years presented.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" in February 1992. This statement, effective for fiscal years beginning after December 15, 1992, amends or supersedes existing pronouncements relating to the accounting for income taxes. The Bank adopted the Statement in 1993. SFAS No. 109 re-quires a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the deferred approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reverse. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.

Effects of Inflation/Changing Prices

     The effects of inflation on operations of the Bank occur through increased operating costs which can be recovered through increased prices for services. Virtually all of the Bank's assets and liabilities are monetary in nature and can be repriced on a more frequent basis than in other industries. Every effort is being made through interest sensitivity Management to monitor products and interest rates and their impact on future earnings.

Liquidity and Interest Rate Sensitivity Management

     Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one year maturities, and federal funds sold are the principal components of asset liquidity. Referring to Table 17, the Bank is in a liability sensitive position up to one year which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates. In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $24,528,000 of savings, NOW accounts, and insured earnings which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

     Management utilizes variable rate loans (on a limited basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.

     Refer to Exhibit A - Statistical Tables

ITEM 7. Financial Statements

     Refer to Exhibit B - Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART  III


ITEM 9.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 10, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 10.  Executive Compensation

     The information set forth under the caption "SUMMARY COMPENSATION TABLE" of the Proxy Statement of the Holding Company to be filed prior to April 10, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 10, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "INDEBTEDNESS OF AND TRANS-ACTIONS WITH OFFICERS AND DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 10, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

          1.  Exhibit A - Statistical Tables:

              All schedules, except those included by reference in Items 6 and 7, are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto, or the proxy statement.


          2.  Exhibit B - Financial Statements:

              Independent Auditors' Report
              Consolidated Balance Sheets - As of December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31,
                         1996, 1995 and 1994
              Consolidated Statement of Changes in Shareholders' Equity - Years
                         Ended December 31, 1996, 1995 and 1994
              Consolidated Statements of Cash Flows - For the Years Ended
                         December 31, 1996, 1995 and 1994
              Notes to Consolidated Financial Statements


          3.  Exhibit C - Proxy Statement:

              Proxy Statement of the Holding Company to be filed prior to April 10, 1997 with the United States Securities and Exchange Commission

          4.  Reports on Form 8-K

              The Holding Company has not filed any reports on Form 8-K during the last quarter of 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 OR 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Luckey, State of Ohio on the 27th day of March, 1997.


                           EXCHANGE BANCSHARES, INC.


                           s/Marion Layman
                           _____________________________
                           Marion Layman
                           Chairman, President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following Directors in the capacities indicated on March 27, 1997.


     s/Marion Layman                         s/Rolland I. Huss
     ____________________________            _____________________________
     Marion Layman, Chairman                 Rolland I. Huss, Vice-Chairman


     s/Donald H. Lusher                      s/Cecil R. Adkins
     ____________________________            _____________________________
     Donald H. Lusher, Director              Cecil R. Adkins, Director



     s/Joseph R. Hirzel                      s/David G. Marsh
     ____________________________            _____________________________
     Joseph R. Hirzel, Director              David G. Marsh, Director
     Secretary and Treasurer

     s/Donald A. Gerke                       s/Edmund J. Miller
     _____________________________           ____________________________
     Donald A. Gerke, Director               Edmund J. Miller, Director


     s/Norma J. Christen
     _____________________________
     Norma J. Christen, Director