Form 10QSB
period 1997-03-31
EXCHANGE BANCSHARES INC
filed 1997-05-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                      Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
        ______________________________________________________________
       (Exact name of small business issuer as specified in its charter)

           OHIO                                       34-1721453
_______________________________            _________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

237 Main Street
P.O.Box 177, Luckey, Ohio                                43443
_______________________________________                 ________
(Address of principal executive offices)               (Zip Code)

                                 (419) 833-3401
                            ________________________
                           (Issuer's telephone number)

                                      N/A
                                   __________
              (Former name, former address and former fiscal year,
                            if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ___

As of April 30, 1997, 465,098 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.


                           EXCHANGE BANCSHARES, INC.

                                LUCKEY, OHIO

                                FORM 10-QSB

                                   INDEX
________________________________________________________________________________
                                                                    Page Number
PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                       3
           March 31, 1997 and December 31, 1996

           Condensed consolidated statements of income --                 4
           Three months ended March 31, 1997 and 1996

           Condensed consolidated statements of cash flows --             5
           Three months ended March 31, 1997 and 1996

           Notes to condensed consolidated financial                      6
           statements -- March 31, 1997, 1996 and December 31, 1996

Item 2.    Management's Discussion and Analysis of Financial              7
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                             10

Item 2.    Changes in Securities                                         10

Item 3.    Defaults upon Senior Securities                               10

Item 4.    Submission of Matters to a Vote of Security Holders           10

Item 5.    Other Information                                             10

Item 6.    Exhibits and Reports on Form 8-K                              10

           Signatures                                                    11


                                   EXCHANGE BANCSHARES, INC.
                                        Luckey, Ohio
                                  CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________________
                                                 < ---------- Dollars in thousands ----------->
                                                       March 31,                December 31,
                                                      (Unaudited)               (Unaudited)
                                                         1997                       1996
                                                         ____                       ____
Assets
Cash and cash equivalents
     Cash and due from banks                            $ 2,840                    $ 2,440
     Federal funds sold                                   2,737                      2,254
                                                        _______                    _______
          Total cash and cash equivalents                 5,577                      4,694

Securities being held-to-maturity                         3,075                      3,184
     (Fair value of $3,032 in 1997 and $3,149 in 1996)
Securities available-for-sale, at fair value             17,275                     17,664

Loans (net of unearned interest)                         43,695                     41,471
Less:Allowance for loan losses                             (646)                      (508)
                                                        _______                    _______
Loans - net                                              43,049                     40,963

Properties and equipment                                    869                        892
Accrued income receivable                                   607                        646
Other real estate                                             0                          0
Deferred federal income taxes                                62                         22
Other assets                                                173                        141
                                                        _______                    _______
          Total assets                                  $70,687                    $68,206
                                                        _______                    _______

Liabilities and Shareholder's Equity
Deposits
     Demand accounts                                    $17,211                    $16,023
     Savings accounts                                    15,195                     15,225
     Time deposits, $100,000 or over                      4,772                      3,995
     Other time deposits                                 25,337                     24,914
                                                        _______                    _______
          Total deposits                                 62,515                     60,158

Accrued interest payable                                    130                        121
Accrued expenses and other liabilities                      127                        110
                                                        _______                    _______
          Total liabilities                             $62,772                    $60,389
                                                        _______                    _______

Shareholders' Equity
Common stock  --  $5.00 par value                         2,379                      2,379
     Shares Authorized  --  750,000
     Shares Issued   --  475,747
Surplus                                                   3,050                      3,050
Retained earnings                                         2,666                      2,459
Treasury stock (10,649 shares in 1997 and
     8,395 shares in 1996)                                 (167)                      (131)
Unrealized loss on securities available-for-sale,           (13)                        60
     net of applicable deferred income taxes
                                                        _______                    _______
          Total shareholders' equity                      7,915                      7,817
                                                        _______                    _______
          Total liabilities and shareholders' equity    $70,687                    $68,206
                                                        _______                    _______
_________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                   EXCHANGE BANCSHARES, INC.
                                        Luckey, Ohio
                               CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________________________________

                                <---------Dollars in thousands, except per share amounts---------->
                                                       3 Months Ended March 31,
                                                    1997                     1996
                                                    ____                     ____
Interest income
Interest and fees on loans                         $   975                  $   923
Interest on investment securities:
     Taxable                                           293                      280
     Exempt from federal income tax                     17                       16
Interest on federal funds sold                          29                       52
                                                   _______                  _______
           Total interest income                     1,314                    1,271

Interest expense
Interest on interest-bearing checking accounts          68                       63
Interest on savings accounts                            98                      107
Interest on time deposits                              386                      361
                                                   _______                  _______
           Total interest expense                      552                      531

     Net interest income                               762                      740

Provision for loan losses                                0                       23
                                                   _______                  _______
     Net interest income after
       provision for loan loss                         762                      717

Noninterest income
Service charges on deposit accounts                     48                       56
Gain on sale of other assets                             2                        0
Other income                                            24                       23
                                                   _______                  _______
          Total noninterest income                      74                       79
                                                   _______                  _______

Noninterest expense
Salaries and employee benefits                         254                      244
Net occupancy expense                                   39                       38
Equipment expense                                       35                       35
FDIC deposit insurance assessment                        1                        1
State and other taxes                                   29                       28
Other expense                                          179                      170
                                                   _______                  _______
          Total noninterest expense                    537                      516
                                                   _______                  _______

Income before income taxes                             299                      280

Federal Income tax expense                              92                       88
                                                   _______                  _______
          Net Income                               $   207                  $   192
                                                   _______                  _______

_______________________________________________________________________________________________
Per share data:
     Net income per share of common stock          $  0.44                   $  0.41
     Weighted average shares outstanding           465,547                   472,425
_______________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                   EXCHANGE BANCSHARES, INC.
                                        Luckey, Ohio
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________________________________________

                                                               <------- Dollars in thousands ------->
                                                                       3 Months ended March 31,
                                                                   1997                        1996
                                                                   ____                        ____
                                                                (Unaudited)                 (Unaudited)
Cash flows from operating activities:
     Net income                                                    $   207                     $   192
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                  30                          32
          Provision for loan losses                                      0                          23
          Deferred income taxes                                         (3)                          0
          Net loss on sale of other assets                              (2)                          0
          Amortization/Accretion - net                                  27                          35
          Changes in operating assets and liabilities:
               (Increase) decrease in accrued income receivable         39                         (47)
               Increase in other assets                                (32)                        (85)
               Decrease in accrued interest payable                      8                           9
               Decrease in other liabilities                           (12)                        (14)
               Increase  in taxes payable                               29                          59
                                                                   _______                     _______
                    Total adjustments                                   84                          12
                                                                   _______                     _______
     Net cash provided by operating activities                         291                         204
                                                                   _______                     _______

Cash flows from investing activities:
     Proceeds from maturities of held-to-maturity securities             0                         143
     Purchase of available-for-sale securities                      (2,738)                     (2,481)
     Proceeds from maturities of available-for-sale securities           0                         900
     Payments on maturities on held-to-maturity securities             100                           0
     Proceeds from maturities on available-for-sale securities       3,000                           0
     Net change in loans                                            (2,086)                       (450)
     Capital purchases                                                  (7)                        (37)
     Proceeds from other assets                                          2                           0
                                                                   _______                     _______
     Net cash used in investing activities                          (1,729)                     (1,925)
                                                                   _______                     _______

Cash flows from financing activities:
     Net change in deposits                                          2,357                       1,702
     Purchase of treasury stock                                        (36)                        (40)
     Dividends paid                                                      0                           0
                                                                   _______                     _______
     Net cash provided by financing activities                       2,321                       1,662
                                                                   _______                     _______

     Net increase (decrease) in cash and cash equivalents              883                         (59)
     Cash and cash equivalents at beginning of period                4,694                       6,092
                                                                   _______                     _______
     Cash and cash equivalents at end of period                    $ 5,577                     $ 6,033
                                                                   _______                     _______
___________________________________________________________________________________________________________
Supplemental information:
     Cash paid for:
          Interest paid                                                544                         522
          Net Income taxes paid                                         66                          29
___________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                            EXCHANGE BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 31, 1997, 1996 and December 31, 1996
________________________________________________________________________________


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Corporation is a bank holding company whose activities are primarily limited to holding the stock of The Exchange Bank, Luckey, Ohio, (the "Company"). The Company conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Company's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for both the three-month periods ended March 31, 1997 and 1996. The weighted average number of shares outstanding for the three-month periods ended March 31, 1997 and 1996, were 465,547 and 472,425 respectively.

The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

                           EXCHANGE BANCSHARES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of the Corporation at March 31, 1997, compared to December 31, 1996, and the results of operations for the three-month period ended March 31, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included
in the Form 10-QSB.   The Corporation is not aware of any market or
institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


                 Note Regarding Forward-Looking Statements

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally. Some of the forward-looking statements included herein are the statements regarding the allowance for loan losses.


                            Financial Condition

Liquidity

     Liquidity relates to the Company's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Company's ability to readily convert assets to cash and readily marketable, short-term assets, such as federal funds sold and deposits in other banks.

     Cash and cash equivalents, investment securities available-for-sale, and mortgage-backed securities available-for-sale were $22.85 million at March 31, 1997, an increase of $494,000 from the December 31, 1996 total. Such increase was attributable to the net inflow of funds from deposit account balances being slightly greater than the increase in loan demand.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $2.36 million for the three months ended March 31, 1997, compared to December 31, 1996. During the first three months of 1997, the balances in all categories of deposits increased with the exception of savings accounts, which decreased by only $30,000, or 0.20%. Total deposit balances increased by $2.38 million, or 3.92%, compared to December 31, 1996. The largest increase was in the demand deposit account category, $1.19 million, or 7.41%.

     Access to funds from the Federal Reserve Bank (the "FED") in the form short- and long-term borrowings and the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances are supplemental sources of cash to meet liquidity needs.

Capital Resources

     Shareholders' equity totaled $7.92 million at March 31, 1997, compared to $7.82 million at December 31, 1996. This increase was primarily due to the retention of the first quarter earnings of $207,000, which was offset by $73,000 unrealized losses on securities available-for-sale and the purchase of additional shares of treasury stock. As of March 31, 1997, the Company's ratio of shareholders' equity to assets was 11.20%, compared to 11.46% at December 31, 1996.

Regulatory Capital Requirements

    The Company complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                    Capital Position
                     Regulatory                           as of
                      Minimum               March 31, 1997     December 31, 1996
____________________________________________________________________________________
Tier I                 4.00%                     19.02%              21.33%
risk-based
capital......

Total Risk-            8.00%                     20.27%              22.58%
Based capital

Tier I                 3.00% - 5.00%             11.44%              11.15%
leverage.....

    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Company meets the "Well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Company's compliance with capital guidelines.

Changes in Financial Condition

     General. The Corporation's consolidated total assets were $70.69 million at March 31, 1997, reflecting an increase of $2.48 million, or 3.64%, over the $68.21 million at December 31, 1996. This growth was primarily attributable to an increase in loans outstanding, funded primarily by the proceeds from an almost equal growth in deposit accounts of $2.83 million.

       Cash and Cash Equivalents, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, investment securities, mortgage-backed securities and FHLB stock increased by $385,000 between December 31, 1996, and March 31, 1997. The primary changes were an increase in cash and cash equivalents from $4.69 million at December 31, 1996, to $5.58 million at March 31, 1997, and a decrease in investment securities from $20.85 million at December 31, 1996, to $20.35 million at March 31, 1997.

      Loans Receivable. Net loans receivable equaled $43.05 million at March 31, 1997, compared to $40.96 million at December 31, 1996, an increase of 5.09%, attributable to the demand for mortgage and commercial loans. Average total loans outstanding for the three-month period ended March 31, 1997, equaled $41.74 million, compared to $37.94 million for the same three-month period ended March 31, 1996, which represents an increase of $3.80 million, or 10.01%. Approximately 65.39% of this increase was experienced in the commercial loan portfolio (i.e., commercial, municipal, and student loans). Management is continuing to emphasize local lending to qualified borrowers.

     Deposits. Total deposits increased by $2.58 million, or 3.92%, during the first three months of 1997. Total time deposits increased by $1.20 million, or 4.15%, while demand and savings deposits increased a net amount of $1.16 million, or 7.60%, during the three-month period ended March 31, 1997.

     Liabilities other than deposits increased by $25,000. Such increase was primarily attributed to the accrual for current period income taxes of $92,000 which was partially offset by decreases in other accrued expenses and accounts payable related to operating expenses. Minor increases were also reported in accrued interest payable and other miscellaneous liability accounts.



                               Results of Operations

     General.   The Corporation recorded a consolidated net income of $207,000 for the three months ended March 31, 1997, compared to $192,000 for the same quarter in 1996.

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

     Net Interest Income. The Corporation's net interest income for the three months ended March 31, 1997, increased by 2.97%, from $740,000, to $762,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 4.70% for the three months ended March 31, 1996, to 4.68% for the same period in 1997, primarily as a result of the repricing of earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased 17 basis points, to 3.98%. Average loans outstanding increased by $3.80 million as compared to 1996, which contributed approximately $88,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $39,000.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Company's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Increases in the loan portfolio, increases in the types of loans carrying greater risk of loss, increases in non-performing loans and changes in the local and national economy all could cause the allowance for loan losses to be insufficient.

     The Management determined that additional provisions to the allowance for loan loss account were not necessary during the quarter ended March 31, 1997, due to the net recoveries on loans previously charged-off of $139,000 during the three months ended March 31, 1997.

      Noninterest Income and Expense. Noninterest income was $74,000 for the three months ended March 31, 1997, compared to $79,000, for the same period in 1996. This decrease was a result of the $8,000 decrease in service charge income on deposit accounts. Noninterest expense increased by $21,000 for the three months ended March 31, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees, corporate franchise tax and other miscellaneous operating expenses.

                          EXCHANGE BANCSHARES, INC.

                         PART II - OTHER INFORMATION
________________________________________________________________________________


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

              Not Applicable


     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule

              b. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                      EXCHANGE BANCSHARES, INC.



Date: May 15, 1997                    /s/ Marion Layman
     _____________                    ________________________________________
                                      Marion Layman
                                      Chairman, President, and
                                      Chief Executive Officer



Date: May 15, 1997                    /s/ Joseph R. Hirzel
     _____________                    ________________________________________
                                      Joseph R. Hirzel
                                      Secretary and Treasurer