Form 10QSB
period 1997-06-30
EXCHANGE BANCSHARES INC
filed 1997-08-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 1997
[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

                     Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
      (Exact name of small business issuer as specified in its charter)

     OHIO                                    34-1721453
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               No.)

 237 Main Street
 P.O.Box 177, Luckey, Ohio                   43443
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

As of August 11, 1997, 489,194 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.

                                 LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
________________________________________________________________________________
                                                                  Page Number
PART I   FINANCIAL INFORMATION

Item. 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets --                       3
         June 30, 1997 and December 31, 1996

         Condensed consolidated statements of income --                 4
         Three and Six months ended June 30, 1997 and 1996

         Condensed consolidated statements of cash flows --             5
         Six months ended June 30, 1997 and 1996

         Notes to condensed consolidated financial                      6
         statements -- June 30, 1997, 1996 and December 31, 1996

Item 2.  Management's Discussion and Analysis of Financial              7
         Condition and Results of Operations

PART II  OTHER  INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Security Holders            11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

         Signatures                                                     12



                                EXCHANGE BANCSHARES, INC.
                                     Luckey, Ohio
                               CONSOLIDATED BALANCE SHEETS
____________________________________________________________________________________________________

                                                   < ---------- Dollars in thousands ---------->
                                                        June30,                  December 31,
                                                      (Unaudited)                (Unaudited)
                                                         1997                       1996
                                                         ____                       ____
Assets
Cash and cash equivalents
     Cash and due from banks                             $ 2,668                    $ 2,440
     Federal funds sold                                    1,668                      2,254
                                                         _______                    _______
          Total cash and cash equivalents                  4,336                      4,694

Securities being held-to-maturity                          2,950                      3,184
     (Fair value of $2,631 in 1997 and $3,149 in 1996)
Securities available-for-sale, at fair value              16,841                     17,664

Loans (net of unearned interest)                          44,686                     41,471
Less:Allowance for loan losses                              (648)                      (508)
                                                         _______                    _______
Loans - net                                               44,038                     40,963

Properties and equipment                                     879                        892
Accrued income receivable                                    647                        646
Other real estate                                             22                          0
Deferred federal income taxes                                 33                         22
Other assets                                                 160                        141
                                                         _______                    _______
          Total assets                                   $69,906                    $68,206
                                                         _______                    _______

Liabilities and Shareholders' Equity
Deposits
     Demand accounts                                     $16,533                    $16,024
     Savings accounts                                     14,802                     15,225
     Time deposits, $100,000 or over                       4,375                      3,995
     Other time deposits                                  25,722                     24,914
                                                         _______                    _______
          Total deposits                                  61,432                     60,158

FHLB advances                                                200                          0
Accrued interest payable                                     130                        121
Accrued expenses and other liabilities                        54                        110
                                                         _______                    _______
          Total liabilities                              $61,816                    $60,389
                                                         _______                    _______

Shareholders' Equity
Common stock   -- $5.00 par value                          2,498                      2,379
     Shares Authorized  --   750,000
     Shares Issued   --  499,534
Surplus                                                    3,362                      3,050
Retained earnings                                          2,340                      2,459
Treasury stock (10,340 shares in 1997 and
     8,815 shares in 1996)                                  (155)                      (131)
Unrealized loss on securities available-for-sale,             45                         60
     net of applicable deferred income taxes
                                                         _______                    _______
          Total shareholders' equity                       8,090                      7,817
                                                         _______                    _______
          Total liabilities and shareholders' equity     $69,906                    $68,206
                                                         _______                    _______
____________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
-3-

                                     EXCHANGE BANCSHARES, INC.
                                          Luckey, Ohio
                                  CONSOLIDATED STATEMENTS OF INCOME
_________________________________________________________________________________________________________

                                    <---------Dollars in thousands, except per share amounts---------->
                                             (Unaudited)                            (Unaudited)
                                            3 Months Ended                         6 Months Ended
                                               June 30,                               June 30,
                                          1997          1996                     1997          1996
                                          ____          ____                     ____          ____
Interest and dividend income
Interest and fees on loans              $ 1,040       $   933                  $ 2,015       $ 1,856
Interest on investment securities:
     Taxable                                284           311                      577           591
     Exempt from federal income tax          16            15                       33            31
Dividend income                               5             0                        5             0
Interest on federal funds sold               35            41                       64            93
                                        _______       _______                  _______       _______
     Total interest income                1,380         1,300                    2,694         2,571
                                        _______       _______                  _______       _______

Interest expense
Interest on interest-bearing
  checking accounts                          75            68                      143           131
Interest on savings deposits                 98           107                      195           214
Interest on time deposit                    403           366                      790           727
Interest on FHLB advances                     1             0                        1             0
                                        _______       _______                  _______       _______
     Total interest expense                 577           541                    1,129         1,072
                                        _______       _______                  _______       _______

     Net interest income                    803           759                    1,565         1,499

Provision for loan losses                     0            22                        0            45
                                        _______       _______                  _______       _______
     Net interest income after
        provision for loan loss             803           737                    1,565         1,454

Noninterest income
Service charges on deposit accounts          48            61                       96           118
Gain on sale of other assets                  0             0                        2             0
Other income                                 37            19                       61            43
                                        _______       _______                  _______       _______
     Total noninterest income                85            80                      159           161
                                        _______       _______                  _______       _______

Noninterest expense
Salaries and employee benefits              289           287                      543           532
Net occupancy expense                        34            35                       73            73
Equipment expense                            36            36                       70            71
FDIC deposit insurance assessment             2             0                        3             1
State and other taxes                        29            27                       58            55
Other expense                               216           196                      396           367
                                        _______       _______                  _______       _______
     Total noninterest expense              606           581                    1,143         1,099
                                        _______       _______                  _______       _______

Income before income taxes                  282           236                      581           516

Federal income tax expense                   86            72                      178           160
                                        _______       _______                  _______       _______
          Net income                    $   196       $   164                  $   403       $   356
                                        _______       _______                  _______       _______

_________________________________________________________________________________________________________
Per share data:
     Net income per share
         of common stock                $  0.40       $  0.33                  $  0.82       $  0.72
     Weighted average shares
         outstanding                    488,549       495,776                  488,686       495,906
_________________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
-4-

                                   EXCHANGE BANCSHARES, INC.
                                        Luckey, Ohio
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________________________________________

                                                    <------- Dollars in thousands ------->
                                                          6 Months ended June 30,
                                                            1997                 1996
                                                        (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net income                                            $  403               $   356
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                         60                    65
          Provision for loan losses                             0                    45
          Deferred income taxes                                (3)                    2
          Net gain on sale of other assets                     (2)                    0
          Amortization/Accretion - net                          54                   70
          Changes in operating assets and liabilities:
               Increase in accrued income receivable            (1)                (127)
               Increase in other assets                        (20)                 (76)
               Increase (decrease) in accrued interest
                   payable                                       9                   (6)
               Decrease in other liabilities                    (1)                  (1)
               Decrease  in taxes payable                      (54)                  (7)
                                                           _______              _______
                    Total adjustments                           42                  (35)
                                                           _______              _______
     Net cash provided by operating activities                 445                  321

Cash flows from investing activities:
     Purchase of available-for-sale securities              (3,234)              (5,523)
     Payments on maturities on held-to-maturity
         securities                                            214                  332
     Payments on maturities on available-for-sale
         securities                                          4,000                3,900
     Net change in loans                                    (2,897)                (789)
     Capital purchases                                         (47)                 (95)
     Proceeds from sale of other assets                          2                    0
                                                           _______              _______
     Net cash used in investing activities                  (1,962)              (2,175)

Cash flows from financing activities:
     Net change in deposits                                  1,273                   86
     Sale of treasury stock                                     22                    0
     Purchase of treasury stock                                (43)                 (45)
     Dividends paid                                            (93)                 (68)
                                                           _______              _______
     Net cash provided by (used in) financing activities     1,159                  (27)
                                                           _______              _______
     Net increase (decrease) in cash and cash
         equivalents                                          (358)              (1,881)
     Cash and cash equivalents at beginning of period        4,694                6,092
                                                           _______              _______
     Cash and cash equivalents at end of period            $ 4,336              $ 4,211
                                                           _______              _______

____________________________________________________________________________________________________
Supplemental information:
     Cash paid for:
          Interest                                         $ 1,120              $ 1,078
          Net income taxes                                     236                  165
____________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
-5-

                           EXCHANGE BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 30, 1997, 1996 and December 31, 1996
________________________________________________________________________________

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

     Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for both the three- and six-month periods ended June 30, 1997 and 1996. The weighted average number of shares outstanding for the three-month periods ended June 30, 1997 and 1996, were 488,549 and 495,776, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 1997 and 1996, were 488,686 and 495,906, respectively.

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

                            EXCHANGE BANCSHARES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of the Corporation at June 30, 1997, compared to December 31, 1996, and the results of operations for the three- and six-month periods ended June 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes
included in the Form 10-QSB.   The Corporation is not aware of any market or
institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


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

     Cash and cash equivalents, investment securities available-for-sale, and mortgage-backed securities available-for-sale were $21.18 million at June 30, 1997, a decrease of $1.18 million from the December 31, 1996 total. Such decrease was attributable to the net outflow of funds to satisfy borrowers credit needs which approximated $3.22 million, which were greater than the $1.27 million increase in deposits. Additional funds were provided from the maturity and repayment of investments and federal funds sold.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits decreased $1.08 million for the three months ended June 30, 1997, compared to the increase of $2.36 million experienced in the first three months of 1997. During the second three months of 1997, the balances in demand and savings categories of deposits decreased while the overall time deposit balances remained relatively constant. Overall, the net increase in deposits since December 31, 1996, was $1.27 million, or 2.12%.

        Access to funds from the Federal Reserve Bank (the "FED") in the form short- and long-term borrowings and the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances are supplemental sources of cash to meet liquidity needs.

Capital Resources

     Shareholders' equity totaled $8.09 million at June 30, 1997, compared to $7.92 million at March 31, 1997 and to $7.82 million at December 31, 1996. These increases are primarily due to the retention of the quarterly earnings of $196,000, which were offset by $15,000 unrealized losses on securities available-for-sale, the purchase of additional shares of treasury stock, and the payment of $93,000 in cash dividends. As of June 30, 1997, the Corporation's ratio of shareholders' equity to assets was 11.57%, compared to 11.20% at March 31, 1997 and 11.46% at December 31, 1996.

Regulatory Capital Requirements

    The Company complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                          Capital Position
                            Regulatory                         as of
                             Minimum             June 30, 1997     December 31, 1996
         __________________________________________________________________________________
         Tier I                4.00%                  19.07%              21.33%
         risk-based
         capital......

         Total Risk-           8.00%                  20.32%              22.58%
         Based capital

         Tier I                3.00% - 5.00%          11.37%              11.15%
         leverage.....


    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Company meets the "well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Effective January 1, 1997, the Federal Financial Institutions Examination Council (the FFIEC) adopted the Uniform Financial Institutions Rating System (the UFIRS). Under the revised UFIRS interest rate risk became an additional element in measuring risk-based capital. This change is not expected to significantly impact the Company's compliance with capital guidelines.

Changes in Financial Condition

     General. The Corporation's consolidated total assets were $69.91 million at June 30, 1997, reflecting an increase of $1.70 million, or 2.49%, over the $68.21 million at December 31, 1996. This growth was primarily attributable to an increase in loans outstanding, funded in part, 44.39%, by the proceeds from the growth in deposit accounts, proceeds from repayments and maturities of investment securities, and minor reductions in cash and cash equivalent balances.

       Cash and Cash Equivalents, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, investment securities, mortgage-backed securities and FHLB stock decreased by $1.42 million between December 31, 1996, and June 30, 1997. The primary changes were a decrease in cash and cash equivalents from $4.69 million at December 31, 1996, to $4.34 million at June 30, 1997, and a decrease in investment securities from $20.85 million at December 31, 1996, to $19.79 million at June 30, 1997.

     Loans Receivable. Net loans receivable equaled $44.04 million at June 30, 1997, compared to $43.05 million at March 31, 1997 and to $40.96 million at December 31, 1996, an increase of 2.30%in the latest quarter, 5.09% in the first quarter, and 7.52% for the six-months ended June 30, 1997. The demand for mortgage and commercial loans continues to be strong. Average total loans outstanding for the three-month period ended June 30, 1997, equaled $41.78 million, compared to $38.74 million for the same three-month period ended June 30, 1996, which represents an increase of $3.04 million, or 7.85%. Approximately 64.61% of this increase was experienced in the mortgage loan portfolio. Management is continuing to emphasize local lending to qualified borrowers.

     Deposits. Total deposits decreased by $1.08 million, or 1.76%, during the second three months of 1997. Overall deposits increased by $1.27 million, or 2.12% during the six-month period ended June 30, 1997. Total time deposits increased by $1.19 million, or 4.11%, while demand and savings deposits increased a net amount of $86,000, or 0.28%, during the six-month period ended June 30, 1997.

     At June 30, 1997, advances totaled $200,000. Liabilities other than deposits and FHLB advances decreased by $53,000 in the three-month period ended June 30, 1997. Such decrease was primarily attributed to the accrual for current period income taxes. The Company has begun utilizing advances from the Federal Home Loan Bank (FHLB) as a source of funds.


                              Results of Operations

     General.   The Corporation recorded a consolidated net income of $196,000 for the three- month period ended June 30, 1997, compared to $164,000 for the same quarter in 1996. Year-to-date net income was $403,000 for the six-month period ended June 30, 1997 , as compared to $356,000 for the same period in 1996.

Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

     Net Interest Income. The Corporation's net interest income for the three months ended June 30, 1997, increased by 5.80%, from $759,000, to $803,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 4.91% for the three months ended June 30, 1996, to 4.70% for the same period in 1997, primarily as a result of the repricing of earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased 28 basis points, to 3.98%. Average loans outstanding increased by $5.08 million as compared to 1996, which contributed approximately $118,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $11,000.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Company's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c.) the borrower's financial standing and trends,
(d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Increases in the loan portfolio, increases in the types of loans carrying greater risk of loss, increases in non-performing loans and changes in the local and national economy all could cause the allowance for loan losses to be insufficient.

     Management determined that additional provisions to the allowance for loan loss account were not necessary during the quarter ended June 30, 1997, due to the net recoveries on loans previously charged-off of $2,000 during the three months ended June 30, 1997.

     Noninterest Income and Expense. Noninterest income was $85,000 for the three months ended June 30, 1997, compared to $80,000, for the same period in 1996. This increase was a result of the $13,000 decrease in service charge income on deposit accounts being offset by other fee income increasing $18,000. Noninterest expense increased by $25,000 for the three months ended June 30, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees, corporate franchise tax and other miscellaneous operating expenses.

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

     Net Interest Income. The Corporation's net interest income for the six months ended June 30, 1997, increased by 4.40%, from $1.50 million to $1.57 million, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 4.79% for the six months ended June 30, 1996, to 4.70% for the same period in 1997, primarily as a result of the repricing of earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased several basis points, to 3.98%. Average loans outstanding increased by $3.82 million as compared to 1996, which contributed approximately $178,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $19,000.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Company's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan, (b) the credit history of the borrower,(c.) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Increases in the loan portfolio, increases in the types of loans carrying greater risk of loss, increases in non-performing loans and changes in the local and national economy all could cause the allowance for loan losses to be insufficient.

     Management determined that additional provisions to the allowance for loan loss account were not necessary during the period ended June 30, 1997, due to the net recoveries on loans previously charged-off of $141,000 during the six months ended June 30, 1997.

      Noninterest Income and Expense. Noninterest income was $159,000 for the six months ended June 30, 1997, compared to $161,000, for the same period in 1996. This decrease was a result of the $22,000 decrease in service charge income on deposit accounts being offset by recognized investment security gains of $2,000 and increases realized from other service charges and fee income. Noninterest expense increased by $44,000 for the six months ended June 30, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees, corporate franchise tax and other miscellaneous operating expenses.

                          EXCHANGE BANCSHARES, INC.

                         PART II - OTHER INFORMATION
________________________________________________________________________________

     ITEM 1 -LEGAL PROCEEDINGS

             Not Applicable


     ITEM 2 -CHANGES IN SECURITIES

             Not Applicable


     ITEM 3 -DEFAULTS UPON SENIOR SECURITIES

             Not Applicable


     ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 14, 1997 the Company held its annual meeting of Shareholders and approved the following:

                  a. Elected three (3) Class II directors to the Board of
                     Directors for terms of three (3) years and until their successors are elected and qualified.

                  b. Ratified the appointment of the Company's Independent
                     Accountants for the fiscal year ending December 31, 1997.

     ITEM 5 -OTHER INFORMATION

             Not Applicable


     ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibit 27: Financial Data Schedule

                  b. No reports on Form 8-K were filed during the quarter
                     ended June 30, 1997.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.



Date   August 12, 1997             /s/ Marion Layman
    __________________________     _______________________________________
                                   Marion Layman
                                   Chairman, President, and
                                   Chief Executive Officer



Date   August 12, 1997             /s/ Joseph R. Hirzel
    __________________________     ______________________________________
                                   Joseph R. Hirzel
                                   Secretary and Treasurer