Form 10QSB
period 1997-09-30
EXCHANGE BANCSHARES INC
filed 1997-11-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
   ENDED SEPTEMBER 30, 1997
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
   __________ TO __________

                       Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
         _____________________________________________________________
       (Exact name of small business issuer as specified in its charter)

             OHIO                                      34-1721453
 ______________________________            __________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      237 Main Street
  P.O.Box 177, Luckey, Ohio                              43443
 ______________________________________                 ________
(Address of principal executive offices)               (Zip Code)

                                (419) 833-3401
                          ________________________
                         (Issuer's telephone number)

                                      N/A
                                   ________
           (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 30, 1997, 489,194 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.

                                  LUCKEY, OHIO

                                   FORM 10-QSB

                                      INDEX
________________________________________________________________________________
                                                                    Page Number
PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                      3
           September 30, 1997 and December 31, 1996

           Condensed consolidated statements of income --                4
           Three and Nine months ended September 30, 1997 and 1996

           Condensed consolidated statements of cash flows --            5
           Nine months ended September 30, 1997 and 1996

           Notes to condensed consolidated financial statements --       6
           September 30, 1997, 1996 and December 31, 1996

Item 2.    Management's Discussion and Analysis of Financial             7
           Condition and Results of Operations

PART II    OTHER  INFORMATION

Item 1.    Legal Proceedings                                            12

Item 2.    Changes in Securities                                        12

Item 3.    Defaults upon Senior Securities                              12

Item 4.    Submission of Matters to a Vote of Security Holders          12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             12

           Signatures                                                   13

                                   EXCHANGE BANCSHARES, INC.
                                        Luckey, Ohio
                                  CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________________
                                                           <--------Dollars in thousands-------->
                                                                (Unaudited)       (Unaudited)
                                                                September 30,     December 31,
                                                                    1997             1996
                                                                    ____             ____
Assets
Cash and cash equivalents
     Cash and due from banks                                       $ 2,227          $ 2,440
     Federal funds sold                                              3,997            2,254
                                                                   _______          _______
          Total cash and cash equivalents                            6,224            4,694

Securities being held-to-maturity                                    2,612            3,184
     (Fair value of $2,604 in 1997 and $3,149 in 1996)
Securities available-for-sale, at fair value                        17,374           17,664

Loans (net of unearned interest)                                    45,398           41,471
Less: Allowance for loan losses                                       (635)            (508)
                                                                   _______          _______
Loans - net                                                         44,763           40,963

Properties and equipment                                               857              892
Accrued income receivable                                              793              646
Other real estate                                                        0                0
Deferred federal income taxes                                           18               22
Other assets                                                           118              141
                                                                   _______          _______
          Total assets                                             $72,759          $68,206
                                                                   _______          _______

Liabilities and Shareholders' Equity
Deposits
     Demand accounts                                               $17,653          $16,024
     Savings accounts                                               14,499           15,225
     Time deposits, $100,000 or more                                 4,609            3,995
     Other time deposits                                            27,200           24,914
                                                                   _______          _______
          Total deposits                                            63,961           60,158

FHLB advances                                                          199                0
Accrued interest payable                                               145              121
Accrued expenses and other liabilities                                 106              110
                                                                   _______          _______
          Total liabilities                                         64,411           60,389
                                                                   _______          _______

Shareholders' Equity
Common share of $ 5.00 par value: 750,000 shares                     2,498            2,379
     authorized; 499,534 shares issued at September 30,
     1997, and December 31, 1996
Surplus                                                              3,363            3,050
Retained earnings, substantially restricted                          2,570            2,459
Unrealized gain on securities available-for-sale,                       72               60
     net applicable deferred income taxes
Less cost of common treasury stock - 10,340 shares
     and 8,815 shares at September 30, 1997, and
     December 31, 1996, respectively                                  (155)            (131)
                                                                   _______          _______
          Total shareholders' equity                                 8,348            7,817
                                                                   _______          _______
          Total liabilities and shareholders' equity               $72,759          $68,206
                                                                   _______          _______

The accompanying notes are an integral part of these financial statements.

                                    EXCHANGE BANCSHARES, INC.
                                         Luckey, Ohio
                               CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________________________________________
                                                    <----Dollars in thousands, except per share amounts---->
                                                               (Unaudited)              (Unaudited)
                                                             3 Months Ended           9 Months Ended
                                                              September 30,            September 30,
                                                            1997         1996        1997         1996
                                                            ____         ____        ____         ____
Interest and dividend income
Interest and fees on loans                                 $ 1,050      $   949     $ 3,065      $ 2,805
Interest on investment securities:
     Taxable                                                   280          300         857          891
     Exempt from federal income tax                             16           21          49           52
Dividend income                                                  3            0           8            0
Interest on federal funds sold                                  55           42         119          135
                                                           _______      _______     _______      _______
     Total interest income                                   1,404        1,312       4,098        3,883
                                                           _______      _______     _______      _______

Interest expense
Interest on interest-bearing checking accounts                  85           78         228          209
Interest on savings deposits                                    97          105         292          319
Interest on time deposit                                       430          364       1,220        1,091
Interest on FHLB advances                                        3            0           4            0
                                                           _______      _______     _______      _______
     Total interest expense                                    615          547       1,744        1,619
                                                           _______      _______     _______      _______

     Net interest income                                       789          765       2,354        2,264

Provision for loan losses                                        0           20           0           65
                                                           _______      _______     _______      _______
     Net interest income after provision for loan loss         789          745       2,354        2,199
                                                           _______      _______     _______      _______

Noninterest income
Service charges on deposit accounts                             49           57         145          175
Gain on sale of other assets                                    (1)           0           1            0
Other income                                                    32           20          93           63
                                                           _______      _______     _______      _______
     Total noninterest income                                   80           77         239          238
                                                           _______      _______     _______      _______

Noninterst expense
Salaries and employee benefits                                 268          261         811          793
Net occupancy expense                                           37           36         110          109
Equipment expense                                               38           34         108          105
FDIC deposit insurance assessment                                2            1           5            2
State and other taxes                                           21           27          79           82
Other expense                                                  169          164         565          531
                                                           _______      _______     _______      _______
     Total noninterest expense                                 535          523       1,678        1,622
                                                           _______      _______     _______      _______
Income before income taxes                                     334          299         915          815

Federal income tax expense                                     105           93         283          253
                                                           _______      _______     _______      _______
          Net income                                       $   229      $   206     $   632      $   562
                                                           _______      _______     _______      _______
____________________________________________________________________________________________________________
Per share data:
     Net income per share of common stock                    $0.47        $0.42       $1.29        $1.14

     Weighted average shares outstanding                   489,194      491,011     488,832      494,262
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                 EXCHANGE BANCSHARES, INC.
                                      Luckey, Ohio
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________________
                                                               <-----Dollars in thousands---->
                                                                (Unaudited)       (Unaudited)
                                                              9 Months Ended    9 Months Ended
                                                               September 30,     September 30,
                                                                    1997              1996
                                                                    ____              ____
Cash flows from operating activities:
     Net income                                                    $   632            $   561
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                  90                 98
          Provision for loan losses                                      0                 65
          Deferred income taxes                                         (3)                 2
          Net gain on sale of other assets                              (1)                 0
          Amortization/Accretion - net                                  82                 99
          Changes in operating assets and liabilities:
               Increase in accrued income receivable                  (147)              (167)
               (Increase) decrease in other assets                      22                (31)
               Increase (decrease) in accrued interest payable          24                 (2)
               Increase in other liabilities                            31                 29
               Increase (decrease) in taxes payable                    (35)                19
                                                                   _______            _______
                    Total adjustments                                   63                112
                                                                   _______            _______

     Net cash provided by operations                                   695                673

Cash flows from investing activities:
     Purchase of held-to-maturity securities                             0               (100)
     Purchase of available-for-sale securities                      (4,241)            (8,581)
     Payments on maturities on held-to-maturity securities             541                470
     Payments on maturities on available-for-sale securities         4,500              6,400
     Net change in loans                                            (3,822)            (1,694)
     Capital purchases                                                 (54)              (101)
     Proceeds from sale of other real estate                            22                  0
     Proceeds from sale of other assets                                  1                  0
                                                                   _______            _______
     Net cash used in investing activities                          (3,053)            (3,606)

Cash flows from financing activities:
     Net increase in deposits                                        3,803              2,885
     Increase in short-term borrowings                                 199                  0
     Sale of treasury stock                                             22                  0
     Purchase of treasury stock                                        (43)              (117)
     Dividends paid                                                    (93)               (68)
                                                                   _______            _______
     Net cash provided by financing activities                       3,888              2,700
                                                                   _______            _______

     Net increase (decrease) in cash and cash equivalents            1,530               (233)
     Cash and cash equivalents at beginning of period                4,694              6,092
                                                                   _______            _______
     Cash and cash equivalents at end of period                    $ 6,224            $ 5,859
                                                                   _______            _______
_________________________________________________________________________________________________
Supplemental information:
     Cash paid for:
          Interest                                                $ 1,721             $ 1,621
          Net income taxes                                            321                 232
_________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                           EXCHANGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 1997, 1996 and December 31, 1996
________________________________________________________________________________

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for both the three- and nine-month periods ended September 30, 1997 and 1996. The weighted-average number of shares outstanding for the three-month periods ended September 30, 1997 and 1996, were 489,194 and 491,011, respectively. The weighted-average number of shares outstanding for the nine-month periods ended September 30, 1997 and 1996, were 488,832 and 494,262, respectively.

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

                          EXCHANGE BANCSHARES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of the Corporation at September 30, 1997, compared to December 31, 1996, and the results of operations for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included in the Form 10-QSB. The Corporation is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Corporation is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


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

     Cash and cash equivalents, investment securities available-for-sale, and mortgage-backed securities available-for-sale were $23.60 million at September 30, 1997, an increase of $1.24 million from the December 31, 1996 total. The increase was attributable to the maturing investment securities, approximately $862,000, net inflow of funds from depositors and short-term Federal Home Loan Bank advances. Additional funds were provided from the maturity and repayment loans.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $2.53 million for the three months ended September 30, 1997, compared to the increase of $1.27 million experienced in the first six months of 1997. During the third three months, i.e. third quarter, of 1997, the balances in demand and savings categories of deposits increased by $817,000 while the time deposits increased $1,712,000. Overall, the net increase in deposits since December 31, 1996, was $3.80 million, or 6.32%.

     Access to funds from the Federal Reserve Bank (the "FED") in the form short- and long-term borrowings and the Federal Home Loan Bank (the "FHLB") in the form of short- and long-term advances are supplemental sources of cash to meet liquidity needs.

Capital Resources

     Shareholders' equity totaled $8.35 million at September 30, 1997, compared to $8.09 million at June 30, 1997 and to $7.82 million at December 31, 1996. These increases are primarily due to the retention of the quarterly earnings of $229,000, $196,000 and $207,000, respectively, and an increase of $12,000 in unrealized gains on securities available-for-sale, being offset by the purchase of additional shares of treasury stock, and the payment of $93,000 in cash dividends. As of September 30, 1997, the Corporation's ratio of shareholders' equity to assets was 11.47%, compared to 11.57% at June 30, 1997, 11.20% at March 31, 1997, and 11.46% at December 31, 1996.

Regulatory Capital Requirements

    The Company complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                    Capital Position
                       Regulatory                         as of
                        Minimum         September 30, 1997     December 31, 1996
       __________________________________________________________________________
       Tier I             4.00%               18.57%               21.33%
       risk-based
       capital......

       Total Risk-        8.00%               19.82%               22.58%
       Based capital

       Tier I             3.00% - 5.00%       11.40%               11.15%
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

Changes in Financial Condition

     General. The Corporation's consolidated total assets were $72.76 million at September 30, 1997, reflecting an increase of $4.55 million, or 6.68%, over the $68.21 million at December 31, 1996. This growth was primarily attributable to an increase in loans outstanding, funded primarily by the proceeds from the growth in deposit accounts. The proceeds from repayments and maturities of investment securities were utilized to the increase in cash and cash equivalent balances.

     Cash and Cash Equivalents, Investment Securities, Mortgage-Backed Securities and FHLB Stock. Cash and cash equivalents, investment securities, mortgage-backed securities and FHLB stock decreased by $668,000 between December 31, 1996, and September 30, 1997. The primary changes were a decrease in securities being held-to-maturity from $3.18 million at December 31, 1996, to $2.61 million at September 30, 1997, and a decrease in investment securities available-for-sale from $17.66 million at December 31, 1996, to $17.37 million at September 30, 1997.

     Loans Receivable. Net loans receivable equaled $44.76 million at September 30, 1997, compared to $44.04 million at June 30, 1997 and to $40.96 million at December 31, 1996, an increase of 725,000, or 1.65%in the third quarter, 7.51% in the first two quarters, and 9.28% for the nine-months ended September 30, 1997. The demand for mortgage and commercial loans continues to be strong. Average total loans outstanding for the three-month period ended September 30, 1997, equaled $44.86 million, compared to $40.55 million for the same three-month period ended September 30, 1996, which represents an increase of $4.31 million, or 10.63%. Average total loans outstanding for the nine-month period ended September 30, 1997, equaled $44.04 million, compared to $39.20 million for the same nine-month period ended September 30, 1996, which represents an increase of $4.85 million, or 12.37%. Approximately 53.73% of this increase was experienced in the commercial loan portfolio and 37.50% in the mortgage loan portfolio. Management is continuing to emphasize local lending to qualified borrowers.

     Deposits. Total deposits increased by $2.53 million, or 4.12%, during the third quarter of 1997. Overall deposits increased by $3.80 million, or 6.32% during the nine-month period ended September 30, 1997. Total time deposits increased by $2.90 million, or 10.03%, while demand and savings deposits increased a net amount of $903,000, or 2.89%, during the nine-month period ended September 30,1997.

     At September 30, 1997, advances totaled $199,000. Liabilities other than deposits and FHLB advances increased by $67,000 in the three-month period ended September 30, 1997. Such increase was primarily attributed to the accrual for current period operating expenses. The Company began utilizing advances from the Federal Home Loan Bank (FHLB) as a source of funds on a limited basis during the second quarter of 1997.


                               Results of Operations

     General. The Corporation recorded a consolidated net income of $229,000 for the three-month period ended September 30, 1997, compared to $206,000 for the same quarter in 1996. Year-to-date net income was $632,000 for the nine-month period ended September 30, 1997, as compared to $562,000 for the same period in 1996.

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

     Net Interest Income. The Corporation's net interest income for the three months ended September 30, 1997, increased by 3.12%, from $765,000, to $789,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased from 4.59% for the three months ended September 30, 1996, to 4.29% for the same period in 1997, primarily as a result of the repricing of earning assets. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased 40 basis points, to 3.54%. Average loans outstanding increased by $4.31 million as compared to 1996, which contributed approximately $335,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $56,000.

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

     Management determined that additional provisions to the allowance for loan loss account were not necessary during the quarter ended September 30, 1997, due to the net loans charged-off of only $13,000 during the three months ended September 30, 1997.

     Noninterest Income and Expense. Noninterest income was $80,000 for the three months ended September 30, 1997, compared to $77,000, for the same period in 1996. Other fee income increased by $12,000 while service charge income on deposit accounts decreased by $8,000. Noninterest expense increased by $12,000 for the three months ended September 30, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees, and other miscellaneous operating expenses.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

     Net Interest Income. The Corporation's net interest income for the nine months ended September 30, 1997, increased by 3.98%, from $2,264,000 to $2,354,000, compared to the same period in 1996. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, decreased slightly, from 4.73% for the nine months ended September 30, 1996, to 4.71% for the same period in 1997, primarily as a result of the repricing of earning assets and changes in the composition of both the interest-earning assets and interest-bearing liabilities. During the same period, the net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, decreased
12 basis points, to 3.97%. Average loans outstanding increased by $4.69 million as compared to 1996, which contributed approximately $130,000 to the net interest income, while the change in average yield on loans outstanding decreased the net interest income by approximately $29,000.

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

     Management determined that additional provisions to the allowance for loan loss account were not necessary during the period ended September 30, 1997, due to the net recoveries on loans previously charged-off of $127,000 during the nine months ended September 30, 1997.

      Noninterest Income and Expense. Noninterest income was $239,000 for the nine months ended September 30, 1997, compared to $238,000, for the same period in 1996. This increase was a result of the $30,000 decrease in service charge income on deposit accounts being offset by recognized investment security gains of $1,000 and $30,000 increases realized from other service charges and fee income. Noninterest expense increased by $56,000 for the nine months ended September 30, 1997, compared to the same period in 1996. The increase was attributed to the increased costs of employee salaries and benefit plans, professional fees, and other miscellaneous operating expenses.

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

             Not Applicable

     ITEM 5 -OTHER INFORMATION

             Not Applicable


     ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

                 a.  Exhibit 27: Financial Data Schedule

                 b. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EXCHANGE BANCSHARES, INC.



Date /s/ November 13, 1997            /s/ Marion Layman
    _____________________________     ________________________________
                                      Marion Layman
                                      Chairman, President, and Chief Executive
                                      Officer



Date /s/ November 13, 1997            /s/ Joseph R. Hirzel
    ____________________________      ________________________________
                                      Joseph R. Hirzel
                                      Secretary and Treasurer