Form 10KSB
period 1997-12-31
EXCHANGE BANCSHARES INC
filed 1998-04-08
CIK 720912

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

               ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1997
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

     State issuer's revenues for the most recent fiscal year.  $5,885,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices if such stock, as of a specified date within the past 60 days: As of March 20, 1998, 412,285 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $8,039,558 based upon the trading price of $19.50 per share.

                      Documents Incorporated by References

The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Exchange Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

     1.   Information Regarding Nominees and Continuing Directors
     2.   Summary Compensation Table
     3.   Indebtedness of and Transactions with Officers and Directors

     Transitional Small Business Disclosure Format     YES ___  NO _X_

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

     The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services which are made available to their customers in order that they may remain competitive in the market place.

     The Holding Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Holding Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (FDIC). As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board. The Holding Company and the Bank must file with the U. S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.


Effect of Government Monetary Policies

     The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions. This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve requirements of member and nonmember bank deposits. As a result the Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

     As of December 31, 1997, the Bank had 37 full and 7 part-time employees. Personnel costs incurred by the Holding Company are reimbursed to the Bank.

Competition

     The Bank competes with seven area banks and five savings and loan associations, various credit unions, finance companies, large retail stores, credit corporations, and both local and Federal governments for sources and uses of funds. The Bank is the second largest bank headquartered in Wood County, Ohio.

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

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1997 and December 31, 1996 the legal lending limits were approximately $1,183,000 and $1,183,000 respectively. As of December 31, 1997 and 1996, no loans were over the legal lending limit.

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

     Through 1997, McDonald & Company and Sweney Cartwright & Co. offered to purchase shares of stock of the Corporation at prices ranging from $15,24 per share, and was offering to sell such shares at prices ranging to $19.00 per share. The offer to purchase shares, in some instances was conditional upon their ability to sell the shares at a predetermined price. In addition to shares traded through McDonald & Company and Sweney Cartwright & Co.there have been a limited number of private transactions known to the Management of the Corporation.

     Effective January 1, 1994, the Corporation acquired the Bank and shareholders of the Bank exchanged one share of Bank stock for four shares of the Corporation. In 1997 the Corporation declared cash dividends of $.20 per share payable on June 16, 1997 to shareholders of record on June 2, 1997 and a cash dividend of $.30 per share payable on December 19, 1997 to shareholders of record on December 1, 1997. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 1997 payable on June 16, 1997. In 1996 the Corporation declared cash dividends of $.15 per share payable on June 15, 1996 to shareholders of record on June 1, 1996 and a cash dividend of $.30 per share payable on December 16, 1996 to shareholders of record on December 2, 1996. The Corporation also declared a five percent stock dividend to shareholders of record on June 1, 1996 payable on June 15 1996. In 1995 the Corporation declared cash dividends of $.13 per share payable on June 15, 1995 to shareholders of record on June 2, 1995 and a cash dividend of $.24 per share payable on December 15, 1995 to shareholders of record on December 2, 1995. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 1995 payable on June 15, 1995.

     Dividends by the Corporation necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Corporation considers dividend policy. Under Ohio Revised Code, the Corporation is prohibited from paying dividends if either the Corporation would be unable to pay its debts as they come due, or the Corporation's total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Corporation may only pay dividends out of surplus. Surplus is defined as the excess of a corporation's assets over its liabilities plus stated capital.
Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of assets and liabilities of the Corporation, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Corporation.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Exchange Bancshares, Inc., (the "Holding Company") was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The Holding Company acquired the Bank on January 1, 1994, and as of December 31, 1997 had combined assets of $73 million, $46 million in net loans, and $64 million in deposits. The Bank through its two commercial banking offices located in Wood County, Ohio, and one Lucas County office, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. Selected financial data on the Holding Company's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, Luckey, Ohio, which accounts for substantially all of the Holding Company's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles. The Board of Directors engaged Robb, Dixon, Francis, Davis, Oneson and
Company, independent auditors, to audit the financial statements, and their report is included on page 21of this report. To assist in understanding and evaluating major changes in the Holding Company's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 1997 results of operations.


I  - FINANCIAL CONDITION

Loan Portfolio

     Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 1997. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of northwestern Ohio. At December 31, 1997, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

     Average loans increased 11.90% in 1997 to represent 65.29% of average earning assets compared to 61.48% in 1996 and 59.847% in 1995. Year-end total real estate loans of $37,523,000 represented approximately 80.05% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 74.03% at December 31, 1993 to 80.05% at December 31, 1997. Installment loans to individuals have increased moderately to 13.49% of loans outstanding at December 31, 1997 after a steady decline since 1993 from 16.60%. The dollar amounts of commercial loans (including tax-exempt loans) have remained constant, however, their relative portion of the loan portfolio has decreased from 9.33% at December 31, 1993 to 6.46% at December 31, 1997.
The table entitled "Loan Portfolio" provides a five-year loan history.

     In addition to the loans reported in the Loan Portfolio table are certain off-balance sheet products such as letters of credit and loan commitments which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $5.96 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note I of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

                                  Funding Uses and Sources
                                   (Dollars in thousands)

                                               1997                         1996               1995
                                    ---------------------------  --------------------------  -------
                                                  Increase                     Increase
                                    Average      (Decrease)      Average      (Decrease)     Average
                                    Balance    Amount   Percent  Balance    Amount  Percent  Balance
                                    -------    ------   -------  -------    ------  -------
Funding uses:
 Loans                              $44,265   $ 4,709    11.90%  $39,556   $ 2,012     5.4%  $37,544
 Taxable investment securities       18,406     1,328     6.73    19,734      (707)   (3.5)   20,441
 Nontaxable investment securities     1,234        11     6.05     1,223       34      2.9     1,189
 Equity securities                      314       168   115.07       146        0      0.0       146
 Federal funds sold                   3,538      (140)   (3.81)    3,678      261      7.6     3,417
 Interest-bearing deposits               44        44   100.00       ---      ---      ---       ---
 Other                                3,573       164     4.81     3,409      232      7.3     3,177
                                     ------    ------   ------   -------   ------    -----    ------
 Total Uses                         $71,374     3,628     5.36%  $67,746    1,832      2.8%  $65,914
                                     ======    ======   ======    ======   ======    =====    ======
Funding sources:
 Demand deposits                    $ 7,342       868    13.41%  $ 6,474    1,385     27.2%  $ 5,089
 Savings deposits                    24,828      (840)   (3.27)   25,668   (2,171)    (7.8)   27,839
 Time deposits                       30,744     3,009    10.85    27,735    2,038      7.9    25,697
 Borrowed funds                         107       107   100.00       ---      ---      ---       ---
 Other                                8,353       714     9.07     7,869      580      8.0     7,289
                                     ------    ------   -----     ------    ------   -----    ------
 Total Sources                      $71,374     3,628     5.36%  $67,746     1,832     2.8%  $65,914
                                     ======    ======   ======    ======    ======   =====    ======

                                     Loan Portfolio
                                 (Dollars  in thousands)
                                      December 31,

                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
Commercial                      $ 1,664   $ 1,585   $ 1,794   $ 2,612   $ 2,238
Commercial real estate           10,192     9,285     8,241     6,862     6,777
Residential real estate          27,331    22,990    21,433    20,115    19,896
Consumer                          6,322     6,067     6,132     6,476     5,982
Tax-exempt                        1,360     1,533       798     1,013     1,123
All other                             3        11         4         9        12
                                 ------    ------    ------    ------    ------
Total Gross Loans               $46,872   $41,471   $38,402   $37,087   $36,028
                                 ======    ======    ======    ======    ======

(Loan Portfolio table continued on next page.)

     The following table shows the scheduled repricing of principal categorized by type of loan.

                                      Repricing

                                              After One
                                     Within   But Within     After
                                    One Year  Five Years  Five Years    Total

Maturity of Loans (1)
     Commercial                    $   2,303  $     601   $     122   $   3,026
     Real estate                       7,253      5,249         669      13,171
                                    --------   --------    --------    --------
                Total              $   9,556  $   5,850   $     791   $  16,197
                                    ========   ========    ========    ========

Predetermined interest rates       $  1,705   $   1,468   $     741   $   3,914
Floating interest rates               7,851       4,382          50      12,283
                                    -------    --------    --------    --------
          Total                    $  9,556   $   5,850   $     791   $  16,197
                                    =======    ========    ========    ========

(1) Excludes consumer and residential mortgage loans of $30,675,000.

Non-Performing Assets

     The Table entitled "Non-performing Loans" provides a five-year summary of nonperforming assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan foreclosure.

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

     Loans accounted for on a non-accrual basis decreased $121,000 or 61.73% as of year-end 1997. Nonperforming assets at December 31, 1997 totaled $85,000 or 0.12% of total assets. This represents a decrease of $236,000 or 73.52 from December 31, 1996.

                                  Non-performing loans
                                 (Dollars in thousands)

The following table shows information regarding past-due, non-accrual, and renegotiated troubled debt.

                                                1997    1996    1995    1994    1993
                                                -----   -----   -----   -----   -----
Impaired loans                                  $  17   $  23   $   0   $   0   $   0
Loans accounted for on a non-accrual basis         75     196     336      25      49
Accruing loans which are contractually past
    due 90 days or more as to principal
    or interest payments                           10     125      57     162      31
Renegotiated troubled debt                          0       0       0       0       0
Other real estate                                   0       0       0      26      23

 Non-performing assets to:
 Total assets                                    0.12%   0.47%   0.59%   0.28%   0.15%
   Total loans and other real estate             0.19%   0.78%   1.04%   0.50%   0.29%

Analysis of the Allowance/Provision for Loan Loss

     The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See the table entitled "Analysis of the Allowance for Loan Losses" for a five-year summary.

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

     More than 90% of the Bank's total gross loans are secured by deeds of trust on real property, security agreements on personal property, insurance contracts from independent insurance companies or through the full faith and credit of government agencies. The Bank's lending policies require substantial down payments along with current market appraisals on collateral when the loans are originated, thus reducing the risk of any potential losses.

     To further minimize the risks of lending, quarterly reviews of the loan portfolio are made to identify problem loans and to determine the course of action. Collection policies have been developed to monitor the status of all loans and are activated when a loan becomes past due.

     Management has implemented both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans.

     The loans are graded for asset quality by the reviewer and independently analyzed by both the senior loan officer and the chief executive officer of the bank. The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 28.22% of the reserve while the installment (consumer) and real estate loans would require 65.91% and 5.87%, respectively. Currently, the allowance for loan losses has been allocated based upon the results of the loan reviews and management's assessment of the overall portfolio and other factors as follows; commercial loans - 25.16%, real estate loans - 25.80% and consumer loans - 11.54%. The remaining 37.50% of the allowance is currently "unallocated". The losses experienced, combined with the type and market value of the collateral securing the various loans within the portfolio, is the primary reason for the percentage allocation of the allowance to the individual loan types.

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 1997. The Bank has noe exposure from troubled debts tolesser developed countries nor from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio increased to 1.38% in 1997 from 1.27% and 1.26% in 1996 and 1995, respectively. The allowance for loan losses to loan balances outstanding at year-end was 1.33%, 1.22% and 1.25% for years 1997, 1996 and 1995, respectively.

     The Bank experienced net recoveries in 1997 of $116,000 as compared to net charge-offs in 1997 in the two preceding years. The 1997 net recovery position is primarily attributed to a single borrower. Net charge-offs in 1996 decreased to $50,000 form $102,000 in 1995. The yearly average net charge-offs for the last five-year period (1993-1997) were $32,000.

     The absence of a provision for loan losses in 1997 was due to the net recoveries realized, the improved over-all qualtiy of the loan portfolio and management's assessment of the local economic conditions. The decrease in the provision for the allowance for loan loss in 1996 as compared to 1995 is attributed to efforts by Management (in 1995) to strengthen loan administration, underwriting guidelines, and collection policies and procedures coupled with the increase in the amount of credits granted. It should be noted that as the Bank's loan portfolio experiences growth, there will normally by an increase in credit losses. However, it is Management's intention to minimize such losses through prompt loan collection efforts and the credit review process.

                                  Analysis of the Allowance for Loan Losses
                                           (Dollars in thousands)

                                                      Year Ended December 31

                                          1997       1996       1995       1994       1993
                                          ----       ----       ----       ----       ----
Allowance for loan losses at
  beginning of year                     $  508     $  483     $  465     $  469     $  450
Loans charged off:
  Commercial                                 0          0        106         17          2
  Installment loans to individuals          38         48         24         84         26
  Credit card loans to individuals          31         20          6          8         15
  Real estate loans                          0          0          0          0         26
                                        ------     ------     ------     ------     ------
     Total Charge-offs                      69         68        136        109         69
                                        ------     ------     ------     ------     ------
Recovery of loans charged off:
  Commercial                               156          0         25          6          5
  Installment loans to individuals          25         13          7         15         18
  Credit card loans to individuals           2          3          1          4          5
  Real estate loans                          2          2          1          0          0
                                        ------     ------     ------     ------     ------
     Total Recoveries                      185         18         34         25         28
                                        ------     ------     ------     ------     ------
Net (charge-offs) recoveries              (116)        50        102         84         41
Provisions charged to operations             0         75        120         80         60
                                        ------     ------     ------     ------     ------
Balance at end of period                $  624     $  508     $  483     $  465     $  469
                                        ======     ======     ======     ======     ======
Ratio of net (charge-offs)
  recoveries during the period to
  average loans outstanding during
  that period                            (0.26)%     0.13%      0.27%      0.23%      0.11%
Average allowance to average loan
  outstanding                             1.38%      1.27%      1.26%      1.27%      1.34%

Investments

     Investments represent the second largest use of financial resources. The investment portfolio, shown in the table "Security Maturities and Yields", includes United States securities, state and municipal obligations, mortgage-backed securities, other securities consisting of collateralized mortgage obligations ("CMO's"), corporate debt securities and equity securities of the Independent State Bank of Ohio.

     A portion of the portfolio's investment debt securities classified as Held-To-Maturity are those securities which the Bank has the ability and intent to hold to maturity. These securities are stated at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method. The remainder of the debt securities and the Bank's marketable equity investment securities are carried at market value, and accordingly, are classified as Available-For-Sale.

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported as fair value, with unrealized gains and losses exluded from earnings and reported in a separate component of shareholders' equity. At December 31, 1997 and 1996 the Holding Company's shareholders' equity contained $75,000 and $60,000, respectively, in unrealized gains on securities available-for-sale.

     Investment securities at year-end 1997 decreased $2.1 million or 9.98% from year-end 1996 while federal funds sold increased $1.7 million from 1996.
Because the increase in total deposit account balances did not meet the funding needs of the Bank's loan portfolio, coupled with the interest rate structure within the investment portfolio, proceeds from investment securities were utilized to fund the current loan demand. Federal funds sold are consistently maintained at levels that will cover short-term liquidity needs of the Bank.

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

                                Securities Maturities and Yields
                                     (Dollars in thousands)

                                                        After One           After Five
                                      Within            But Within          But Within              After
                                     One Year           Five Years           Ten Years            Ten Years
                                -----------------    ----------------    -----------------    ------------------
                                Carring              Carrying            Carrying             Carrying
                                 Value      Yield     Value     Yield     Value      Yield     Value       Yield
                                 -----      -----     -----     -----     -----      -----     -----       -----
U.S. Treasury                    $ 2,611    6.71%     $ 9,666   6.24%     $     0    0.00%     $      0    0.00%
State and municipal
  obligations                        108    6.34        1,063   7.09            0    0.00             0    0.00
Mortgage backed
  securities                           0    0.00          765   4.66            0    0.00           470    4.27
Other debt securities              2,213    5.18        1,505   6.27            0    0.00             0    0.00
                                 -------              -------             -------              --------
     Total                       $ 4,932    6.24%     $12,999   6.22%     $     0    0.00%     $    470    4.27%
                                 =======              =======             =======              ========
Equity investments <F1>                                                                        $    367    5.41%
                                                                                               ========
Tax equivalent adjustment
  For calculation of yield<F2>   $     2              $    26             $     0              $      0
                                 =======              =======             =======              ========

[FN]
<F1>  No fixed maturity.
<F2>  Weighted-average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                                      Agency Structured Notes
                                       (Dollars in thousands)

                                          December 31, 1997
Available-For-Sale Securities
                                                        Gross      Gross         Net
                                   Market            Unrealized  Unrealized   Unrealized
                Cost       %        Value        %      Gains      Losses    Gains/Losses    %
                ----      ---       -----       ---     -----      ------    ------------   ---
CMO's         $     0     0.00%    $     0      0.00%    $  0       $   0        $  0        0.00%
All Other      16,248   100.00      16,362    100.00      116          (2)        114      100.00
              -------   ------     -------    ------     ----       -----        ----      ------
  Total       $16,248   100.00%    $16,362    100.00%    $116       $  (2)       $114      100.00%
              =======   ======     =======    ======     ====       =====        ====      ======

                                      Agency Structured Notes
                                      (Dollars in thousands)

                                         December 31, 1997
Held-To-Maturity Securities
                                                        Gross      Gross         Net
                                   Market            Unrealized  Unrealized   Unrealized
                Cost       %        Value        %      Gains      Losses    Gains/Losses    %
                ----      ---       -----       ---     -----      ------    ------------   ---
CMO's         $   470    19.59%    $   464     19.29%    $  0      $  (6)        $ (6)    (600.00)%
All Other       1,936    80.41       1,941     80.71       18        (13)           5      500.00
              -------   ------     -------    ------     ----      -----         ----      ------
  Total       $ 2,406   100.00%    $ 2,405    100.00%    $ 18      $ (19)        $ (1)    (100.00)%
              =======   ======     =======    ======     ====      =====         ====      ======
                                  Agency Structured Notes Maturity
                                      (Dollars in thousands)

                                         December 31, 1997

                Due in         Due in          Due in          Due in
                One Year     One to Five      Five to Ten       Over
                or Less         Years           Years         Ten Years
                -------         -----           -----         ---------
CMO's           $    0         $     0         $     0         $   470
All Other        4,932          12,999               0               0
                ------         -------         -------         -------
  Total         $4,932         $12,999         $     0         $   470
                ======         =======         =======         =======

Weighted-average lives used to determine maturities of CMO's.

Deposits

     The "Deposits" table highlights average deposits and interest rates during the last three years. Average deposits have increased in 1997, approximately $3,037,000 or 5.07% from 1996 which had decreased from 1994, approximately $2,749,000 or 4.69%. The average cost of funds for the bank was approximately 3.78% for the year ended December 31, 1997 compared to 3.63% and 3.48% for 1996 and 1995, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. During 1997 the Bank also experienced continued shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts. As a result the Bank's cost of funds has increased steadily putting additional pressure on the net interest margin. Management has responded to this pressure by competitively pricing its loan products and managing the investable funds. As a result, the net interest margin has decreased by 3 basis points since December 31, 1996.

                                   Deposits
                            (Dollars in thousands)

          The monthly average amount of deposits are summarized below:

                                                  Year Ended December 31,

                                       1997                1996                1995
                                 -----------------   -----------------   -----------------
                                           Cost of             Cost of             Cost of
                                 Amount     Funds    Amount     Funds    Amount     Funds
                                 ------     -----    ------     -----    ------     -----
Non-interest bearing deposits    $ 7,342    0.00%    $ 6,474    0.00%    $ 5,089    0.00%
NOW deposits                       8,500    3.18       7,910    3.07       7,272    3.27
Money market deposits              1,470    2.65       1,658    2.65       2,081    2.69
Savings deposits                  14,858    2.60      16,100    2.61      18,486    2.50
Time deposits                     30,744    5.47      27,735    5.29      25,697    4.99
                                 -------    ----     -------    ----     -------    ----
  Total Deposits                 $62,914    3.78%    $59,877    3.63%    $58,625    3.48%
                                 =======    ====     =======    ====     =======    ====

Shareholders' Equity

     Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Capital Resources" table, reveal that the Bank has been able to maintain an average equtiy to average asset ratio of greater than 9% for the past three years. It should be noted that this ratio increased by 44 basis points in 1996 to 11.15% and decreased in 1997 by 125 basis points to 9.90%.
The decrease resulted primarily from a large dividend being declared to the holding company as a tax sabings strategy by the Bank. It should also be noted that the return on average assets increased in 1997 to 1.17% from 1.10% in 1996. This is due primarily to rising interest rates, deposit growth fluctuations, an increase in loan volume, the decrease in investments and a modest increase in operating costs.

     The yield (interest expense) on liabilities increased less rapidly than the yield (interest income) on interest earning assets, resulting in an increase in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.38%, 1.27% and 1.26% for years 1997, 1996, and 1995, respectively.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 1997, the Bank's risk-based capital ratio for Tier I and Tier II capital was 16.10% and 17.30% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The "Risk-Based Capital" table contains a summary of both the Bank's risk-based capital and leverage components and ratios.

                                Capital Resources

                                                  Year Ended December 31,

                                              1997         1996        1995
                                              ----         ----        ----
Return on average assets                       1.17%       1.10%       0.93%
Dividend payout ratio                         28.65       28.48       28.69
Average equity to average assets ratio        11.38       11.23       10.71

Return on average equity                      10.28        9.82        8.67
  Times
Earnings retained                             71.35       71.52       71.31
  Equals
Internal capital growth                        7.33        7.02        6.18

                                     Risk-Based Capital
                                   (Dollars in thousands)

                                                                      December 31,

                                                                  1997          1996
                                                                  ----          ----
Tier I Capital:
  Shareholders' equity                                          $ 7,337       $ 7,753
  Less unrealized gains on securities available-for-sale            (75)          (60)
                                                                -------       -------
Total Tier I Capital                                            $ 7,262       $ 7,693

  Eligible amount of the allowance for loan losses                  566           451
                                                                -------       -------
Total Tier II Capital                                           $ 7,828       $ 8,144
                                                                =======       =======

Risk adjusted assets                                            $45,131       $36,062

Average assets                                                  $73,720       $69,007

Risk-based capital ratios:
  Tier I                                                          16.10%        21.33%
  Tier II                                                         17.30%        22.58%

Tier I leverage ratio                                              9.90%        11.15%

                                    Stock Prices

                                     1997                        1996
                                ---------------            ---------------
                                High        Low            High        Low
                                ----        ---            ----        ---
First Quarter                  $16.19     $15.24          $15.24     $14.76
Second Quarter                  17.14      16.19           15.24      14.76
Third Quarter                   18.75      17.50           16.19      15.24
Fourth Quarter                  19.00      17.50           16.19      15.24

                             Dividends Declared and Paid

                                     1997                        1996
                              -----------------          -----------------
                              Declared     Paid          Declared     Paid
                              --------     ----          --------     ----
First Quarter                  $ 0.00     $ 0.00          $ 0.00     $ 0.00
Second Quarter                   0.19       0.19            0.14       0.14
Third Quarter                    0.00       0.00            0.00       0.00
Fourth Quarter                   0.30       0.30            0.29       0.29

The second quarter of 1997 and prior quarters presented have been restated to reflect the five percent stock dividend declared June 2,1997 payable June 16, 1997. The weighted-average number of shares outstanding was 488,891 in 1997 and 493,386 in 1996 as restated.

              Average Balances and Interest Rates On a Fully Taxable-Equivalent Basis
                                               (Dollars in thousands)

                                                1997                        1996                       1995
                                     -------------------------   ------------------------   ------------------------
                                     Balance  Interest   Yield   Balance  Interest  Yield   Balance  Interest  Yield
                                     -------  --------   -----   -------  --------  -----   -------  --------  -----
ASSETS
Interest earning assets:
  Loans, net of unearned income      $44,265    $4,180    9.44%  $39,556   $3,773    9.54%  $37,544   $3,505    9.34%

Interest-bearing deposits in banks        44         2    4.55        --       --      --        --       --      --

Investment securities:
  Taxable debt securities             18,406     1,130    6.14    19,734    1,189    6.03    20,441    1,187    5.81
  Tax-free debt securities             1,234        87    7.05     1,223       86    7.03     1,189       84    7.06
  Equity securities                      314        17    5.41       146        9    6.16       146        8    5.48
  Federal funds sold                   3,538       182    5.43     3,678      193    5.25     3,417      192    5.62
                                     -------    ------           -------   ------           -------   ------
Total Interest-Earning Assets         67,801     5,608    8.27    64,337    5,250    8.16    62,737    4,976    7.93

Non-interest-earning assets:
  Cash and due from banks              2,480                       2,103                      1,840
  Other assets                         1,705                       1,809                      2,809
  Less allowance for loan losses        (612)                       (503)                      (472)
                                     -------                     -------                    -------
  Total Assets                       $71,374                     $67,746                    $65,914
                                     =======                     =======                    =======

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities
  NOW accounts                       $ 8,500    $  270    3.18%  $ 7,910   $  243    3.07%  $ 7,272   $  238    3.27%
  Money market accounts                1,470        39    2.65     1,658       44    2.65     2,081       56    2.69
  Savings accounts                    14,858       387    2.60    16,100      421    2.61    18,486      462    2.50
  Time accounts                       30,744     1,683    5.47    27,735    1,466    5.29    25,697    1,282    4.99
                                     -------    ------           -------   ------           -------   ------
Total interest-bearing deposits       55,572     2,379    4.28    53,403    2,174    4.07    53,536    2,038    3.81

  Borrowed funds                         107         8    7.48        --       --      --        --       --      --
                                     -------    ------           -------   ------           -------   ------
Total interest-bearing liabilities    55,679     2,387    4.29    53,403    2,174    4.07    53,536    2,038    3.81

Non interest-bearing liabilities:
  Demand deposits                      7,342                       6,474                      5,089
  Other                                  230                         263                        227
Shareholders' equity                   8,123                       7,606                      7,062
                                     -------                     -------                    -------
  Total Liabilities and
    Shareholders' Equity             $71,374                     $67,746                    $65,914
                                     =======                     =======                    =======
Net interest earnings                           $3,221                     $3,076                     $2,938
                                                ======                     ======                     ======
Net interest spread                                       3.98%                      4.09%                      4.12%
                                                         =====                      =====                      =====
Net interest yield<F1>                                    4.75%                      4.78%                      4.68%
                                                         =====                      =====                      =====
Interest-bearing liabilities to
  earning assets                                         82.12%                     83.01%                     85.35%
                                                         =====                      =====                      =====

[FN]
<F1>  Net interest yield, also referred to as net interst margin, is calculated by dividing net interest earnings by total interest-earning assets. The table above includes non-performing loans in average amounts outstanding.

II - RESULTS OF OPERATIONS

     The Holding Company had consolidated net income of $835,000 or $1.71 basic earnings per share, for the year ended December 31, 1997 as compared to $747,000 or $1.51 basic earnings per share for 1996 and $612,000 or $1.22 basic earnings per share for 1995. Return on average assets ratio (ROAA) was 1.11%, 1.10% and 0.93% in 1997, 1996, and 1995, respectively.

     Net interest income, the income received on investments in loans, securities, due from banks, and federal funds less interest paid to depository and short-term creditors to fund these investments is the Bank's primary source of revenue. The following discussion and analysis of the Bank's net interest income is based primarily on the tables entitled "Average Balances and Interest Rates", "Rate/Volume Analysis of Changes in Interest Income and Interest Expenses", and "Interest Sensitive Assets and Liabilities" for all years presented using the Federal statutory rate of 34%. These tables have been prepared on a tax-equivalent basis. The stated (pre-tax) yield on tax-exempt loans and securites are lower than the yield on taxable assets of similar risk and maturity. The average balances were calculated on a monthly basis.

                     Net Interest Income (Taxable-Equivalent Basis)
                                 (Dollars in thousands)

                                                    Year Ended December 31,

                                       1997       1996       1995       1994       1993
                                       ----       ----       ----       ----       ----
Interest income per summary of
  operation                           $5,565     $5,211     $4,958     $4,673     $4,862
Adjustment to fully taxable basis         43         39         21         21         21
                                      ------     ------     ------     ------     ------
Adjusted interest income               5,608      5,250      4,979      4,694      4,883
Interest expense                       2,387      2,174      2,038      1,892      2,142
                                      ------     ------     ------     ------     ------
Net interest income adjusted to a
  fully taxable-equivalent basis*     $3,221     $3,076     $2,941     $2,802     $2,741
                                      ======     ======     ======     ======     ======

(*) The adjustment to fully taxable basis for income on tax-exempt obligations has been computed assuming a federal tax rate of 34% for the years 1993 through 1997.

     The net yield on interest-earning assets has decreased to 4.75% in 1997 from 4.78% in 1996 and increased from 4.68% in 1995. Net interest income increased $145,000, or 4.71%, in 1997 and $135,000, or 4.70%, in 1996, while earnings increased $88,000, or 11.78%, in 1997 from $747,000 in 1996 and increased $135,000, or 22.06%, in 1996 from $612,000 in 1995.  The "Rate Volume
Analysis of Changes in Interest Income and Interest Expense" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased to $3,464,000 and average interest-bearing liabilities increased to $2,276,000 in 1997 which resulted in increased earnings of $278,000 (due to volume); while rates increased for categories of assets; and rates increased for NOW accounts and time deposits which resulted in a net decrease of $133,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to increase interest earnings by $145,000 during 1997.

     Net loan income increased $403,000, or 10.73% over the prior year primarily as a result of the increased yields resulting from the changes in the composition of the portfolio, increased competition from financical and non-financial sources, and Management's strengthening of loan underwriting standards. Average loan yields have decreased 10 basis points in 1997 after a 20 basis point increase in 1996. As of year-end 1997 approximately $24,805,000, or 52.92%, of the loan portfolio is maturing or repricing in the next year Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

     Interest rates on tax-free investment securities have increased two basis points in 1997, from an average portfolio yield of 7.03% ro 7.05%, and interest rates on equity investment securities have decreased 75 basis points from an average portfolio yield of 6.16% to 5.41%, resulting in a $20,000 increase in taxable income due to rates. Additionally, a $70,000 decline in income due to the volume, resulted in net decrease in income of $50,000. Approximately $6,738,000 of securities matured in 1997. Reinvestment yields on approximately $4,930,000 of maturing securities in 1998 will be used to determine appropriate maturities or alternative investments.

     Federal funds sold income decreased by $1,000 or 052% in 1997 after a $1,000 or 0.52% increase in 1996. Volume decreased earnings $7,000 and rates increased earnings $1,000 in 1997. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

     Interest-bearing deposit expense increased $213,000 or approximately 9.480 in 1997 after a $136,000 or 6.67% increase in 1996. The volume increase caused interest expense to increase $88,000 while changes in rates caused a $117,000 increase in interest expense in 1997. Rates paid on NOW deposits and time deposits increased 11 and 18 basis points respectively in 1997, compared to a decrease of four basis points for NOW deposits and an increase of 30 basis points for time deposits in 1996. The yields on money market and savings accounts remained virtually unchanged in 1997. Also, competition from non-financial institutions has continued to be a factor which is causing a shifting of depositors' resources.

     In summary, the "Rate Volume Analysis of Changes in Interest Income and Interest Expense" table discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructing, in the Bank's interest-earning assets (loans, investments, federal funds and interest-bearing deposits) and the interest-bearing liabilities (NOW, money market, savings, time deposits and borrowed funds) combined with the repricing of each resulted in an increase in net interest margins.

     The changes in both asset and liability volumes in 1997 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net increase of $145,000 net interest income. Changes in volume accounted for a $278,000 increase in net interest income, while changes in rates decreased net interest income $133,000.

     The increases in both asset and liability volumes in 1996 had more of an effect on the net interest margin, $138,000 increase, than the changes in the yields on assets and liabilities, a $20,000 decrease.

               Rate/Volume Analysis of Changes in Interest Income and
                Interest Expense on a Fully Taxable-Equivalent Basis
                                (Dollars in thousands)

                                           1997 Compared to 1996            1996 Compared to 1995
                                          ------------------------         ----------------------
                                          Volume     Rate      Net         Volume    Rate     Net
                                          ------     ----      ---         ------    ----     ---
Income earned on:
  Interest-bearing deposits                $   2     $  --     $   2        $  --    $  --    $  --
  Loans                                      449       (42)      407          188       80      268
  Investment securities                      (70)       20       (50)         (39)      44        5
  Federal funds sold                          (7)        6        (1)          15      (14)       1
                                           -----     -----     -----        -----    -----    -----
  Total Interest-Earning Assets              374       (16)      358          164      110      274
                                           -----     -----     -----        -----    -----    -----
Interest paid on:
  Interest-bearing deposits                   88       117       205          (59)      11      (48)
  Borrowed funds                               8        --         8          102       82      184
                                           -----     -----     -----        -----    -----    -----
  Total Interest-Bearing Liabilities          96       117       213           43       93      136
                                           -----     -----     -----        -----    -----    -----
  Changes in Net Interest Income           $ 278     $(133)    $ 145        $ 121    $  17    $ 138
                                           =====     =====     =====        =====    =====    =====

The analysis of year-to-year changes in net interest income is segregated into amounts attributable to both volume and rate variances. In calcutating the variances, the changes are first segregated into (1) changes in volume (change in volume times old rate), (2) changes in rate (change in rate times new volume) and (3) changes in rate/volume (change in rate times the change in volume). The latter change in rate/volume has been allocated 100% to the change in rate variances.

Other Income and Other Expense

     Total other income consists of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

     Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. Table 16, "Other Income and Other Expenses," contains a summary of these items for the years ended December 31, 1997, 1996, and 1995.

Income Taxes

     Applicable income taxes of $375,000 in 1997 consist of federal taxes only. For the previous two years the fedeeral tax rate was 34%.

     Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($-0- in 1997, $75,000 in 1996 and $120,000 in 1995) and the level of tax-exempt income on securities which was $65,000, $64,000, and $63,000 for the three years presented.

     Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" requires a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the defered approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reserve. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.

                                   Other Expenses
                               (Dollars in thousands)

A summary of items included in other expenses is listed below:

Other Expenses:                 1997      Change       1996     Change      1995
                                ----      ------       ----     ------      ----
Salaries and benefits
  Salaries                     $  912      3.28%      $  883     6.64%     $  828
  Benefits                        200      2.04          196     7.10         183
                               ------      ----       ------     ----      ------
    Total                      $1,112      3.06%      $1,079     6.73%     $1,101
                               ======      ====       ======     ====      ======
Occupancy and equipment
  Depreciation                 $  119     (9.16)%     $  131     3.97%     $  126
  Maintenance and repairs          95     25.00           76     0.00          76
  Real estate taxes                18      5.88           17     0.00          17
  Insurance                        15     (6.25)          16    14.29          14
  Utilities                        48      2.13           47     6.82          44
                               ------     -----       ------    -----      ------
    Total                      $  295      2.79%      $  287     3.61%     $  277
                               ======     =====       ======    =====      ======
Other expenses
  Advertising                  $   36    (23.40)%     $   47    (2.08)%    $   48
  Dues and subscriptions           16     23.08           13    62.50           8
  Telephone                        35    (10.26)          39    11.43          35
  Organization expense             13      0.00           13    00.00          13
  Insurance                        18      0.00           18   (30.77)         26
  Credit card                      56     12.00           50    (1.96)         51
  Other                            95     20.25           79    (9.20)         87
                               ------     -----       ------    -----      ------
    Total                      $  269      3.88%      $  259    (3.36)%    $  268
                               ======     =====       ======    =====      ======

Effects of Inflation/Changing Prices

     The effects of inflation on operation of the Bank occur through increased operating costs which can be recovered through increased prices for services. Virtually all of the Bank's assets and liabilities are monetary in nature and can be repriced on a more frequent basis than in other industries. Every effort is being made through interest sensitivity management to monitor products and interest rates and their impact on future earnings.

Liquidity and Interest Rate Sensitivity Management

     Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one yeaar maturities, and federal funds sold are the principal components of asset liquidity. Referring to " Interest Sensitive Assets and Liabilities" table, the Bank is in a liability sensitive positon up to one year which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates.
In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $24,528,000 of NOW savings and, money market accounts which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

     Management utilizes variable rate loans (on a limited basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.

                                Interest-Sensitive Assets and Liabilities
                                          (Dollars in thousands)

                                                        December 31, 1997

                                                    Over Three
                                            Within   Through     Over      Over      After
                                             Three    Twelve      One      Five       Ten
                                            Months    Months     Year      Years     Years
                                            ______    ______    ______    ______    ______
Interest-Earning Assets
Loans                                     $  9,648    $ 15,157    $  6,975    $  4,371    $ 10,721
Investment securities (carrying value)       1,905       3,025      12,900         570         368
Other earning assets                         3,698          --          --          --          --
Other assets                                    --          --          --          --          --
                                            ------      ------      ------      ------      ------
Total Assets                              $ 15,521    $ 18,182    $ 19,875    $  4,941    $ 14,276
                                            ======      ======      ======      ======      ======

Interest-Bearing Liabilities
Non interest-bearing deposits             $  6,371    $     --    $     --    $     --    $     --
Interest-bearing deposits                   32,429      16,790       7,985         353          --
Borrowed funds                                   1           4          11          13         169
Other liabilities and equity                    --          --          --          --       8,669
                                            ------      ------      ------      ------      ------
Total Liabilities and Equity              $ 38,801    $ 16,794    $  7,996    $    366    $  8,838
                                            ======      ======      ======      ======      ======

Interest Sensitivity Gap <F1>             $(33,280)   $  1,388    $ 11,879    $  4,575    $  5,438
Cummulative Interest Sensitivity Gap       (23,280)    (21,892)     13,267      16,454      10,013
Cummulative Gap Ratio <F2>                  (31.98)%    (30.07)%     18.23 %     22.60 %     13.76 %

[FN]
<F1>  Rate-sensitive assets less rate-sensitive liabilities
<F2>  Cummulative gap divided by total assets

ITEM 7.  Financial Statements



                             (Accountant's Letterhead)



                           INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Exchange Bancshares, Inc.
Luckey, Ohio

     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1997, and 1996, and the related statements of income, changes in shareholders' equity and cash flow for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 1997, in conformity with generally accepted accounting principles.



                                                       Robb, Dixon,
                                                 Francis, Davis,  Oneson
                                                         & Company

Granville, Ohio
March 4, 1998

                                         EXCHANGE BANCSHARES, INC.
                                               LUCKEY, OHIO
                                      CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                                                     1997            1996
                                                                   ________        ________
ASSETS
Cash and cash equivalents:
  Cash and amounts due from depository institutions                $  2,234        $  2,440
  Interest bearing demand deposits in banks                              42               0
  Federal funds sold                                                  3,926           2,254
                                                                   --------        --------
    Total cash and cash equivalents                                   6,192           4,694

Investment securities:
  Securities available-for-sale                                      16,362          17,664
  Securities held-to-maturity, fair values of $2,405 and $3,149       2,406           3,184
                                                                   --------        --------
    Total investment securities                                      18,768          20,848

Loans                                                                46,872          41,471
Allowance for loan losses                                              (624)           (508)
                                                                   --------        --------
    Net loans                                                        46,248          40,963

Premises and equipment, net                                             844             892
Accrued interest receivable                                             625             646
Deferred income taxes                                                    10              22
Other assets                                                            108             141
                                                                   --------        --------
    TOTAL ASSETS                                                   $ 72,795        $ 68,206
                                                                   ========        ========
LIABILITIES
Deposits:
  Noninterest-bearing                                              $  6,371        $  6,720
  Interest-bearing                                                   57,557          53,438
                                                                   --------        --------
    Total deposits                                                   63,928          60,158

Borrowed funds                                                          198               0
Accrued interest payable                                                149             121
Other Liabilities                                                        77             110
                                                                   --------        --------
TOTAL LIABILITIES                                                    64,352          60,389

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
  authorized, no shares issued                                            0               0
Common shares ($5.00 par value) 750,000 shares
  authorized, 499,534 and 475,747 shares issued                       2,498           2,379
Additional paid-in capital                                            3,370           3,050
Retained earnings                                                     2,626           2,459
Treasury stock at cost, 8,439 and 8,395 shares                         (126)           (131)
Unrealized gain on securities available-for-sale,
  net of applicable deferred income taxes                                75              60
                                                                   --------        --------
TOTAL SHAREHOLDERS' EQUITY                                            8,443           7,817
                                                                   --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 72,795        $ 68,206
                                                                   ========        ========
------------------------------------------------------------------------------------------------------

See accompanying notes.

                             EXCHANGE BANCSHARES, INC.
                                    LUCKEY, OHIO
                          CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1997, 1996 and 1995
------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

                                                         1997        1996        1995
                                                         ----        ----        ----
INTEREST INCOME
Interest and fees on loans                              $4,159      $3,756      $3,508
Interest and dividends on investment securities          1,212       1,262       1,258
Interest on federal funds sold                             192         193         192
Interest on due from banks deposits                          2           0           0
                                                        ------      ------      ------
     TOTAL INTEREST INCOME                               5,565       5,211       4,958
                                                        ------      ------      ------
INTEREST EXPENSE
Interest on deposits                                     2,379       2,174       2,038
Interest on advances from Federal Home Loan Bank             8           0           0
                                                        ------      ------      ------
     TOTAL INTEREST EXPENSE                              2,387       2,174       2,038
                                                        ------      ------      ------
     NET INTEREST INCOME                                 3,178       3,037       2,920

Provision for loan losses                                    0          75         120
                                                        ------      ------      ------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                 3,178       2,962       2,800

OTHER INCOME
Service charges on deposits                                260         260         223
Loss from sale of investment securities                      0           0         (38)
Other income                                                60          54          45
                                                        ------      ------      ------
     TOTAL OTHER INCOME                                    320         314         230
                                                        ------      ------      ------
OTHER EXPENSES
Salaries and employee benefits                           1,112       1,079       1,011
Occupancy and equipment, net                               295         287         277
Bank and ATM charges                                        79          77          69
Data processing                                             87          88          81
Directors fees                                              62          51          48
Examination and accounting fees                            116          97          91
FDIC deposit insurance                                       7           2          70
State and other taxes                                      108         109         103
Postage and courier                                         61          58          57
Supplies                                                    92          88          75
Other expenses                                             269         259         268
                                                        ------      ------      ------
     TOTAL OTHER EXPENSES                                2,288       2,195       2,150
                                                        ------      ------      ------
     INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                    1,210       1,081         880

Federal income tax expense                                 375         334         268
                                                        ------      ------      ------
     NET INCOME                                         $  835      $  747      $  612
                                                        ======      ======      ======
EARNINGS PER SHARE:
Basic                                                   $ 1.71      $ 1.51      $ 1.22
Diluted                                                 $ 1.71      $ 1.51      $ 1.22
------------------------------------------------------------------------------------------

See accompanying notes.

                                         EXCHANGE BANCSHARES, INC.
                                                LUCKEY, OHIO
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
                                                                                              Unrealized
                                                                                              gain (loss)      Total
                                                        Additional                           on securities     Share-
                                    Common Shares         paid-in     Retained    Treasury     available       holders'
                                   # of       Amount      capital      earnings    stock        for sale       Equity
                                   ----      --------     -------      --------    -----        --------       ------
Balances at December 31, 1994     431,516     $2,158       $2,563       $2,193     $  (8)       $  (332)       $6,574

Net income                                                                 612                                    612
Cash dividends declared
  ($.36 per share)                                                        (178)                                  (178)
5% stock dividend declared         21,576        107          238         (345)                                     0
Purchase of 342 shares of
  treasury stock                                                                      (5)                          (5)
Change in unrealized
  gain (loss) on securities
  available-for-sale                                                                                426           426
                                  -------     ------       ------       ------     -----        -------        ------
Balances at December 31, 1995     453,092      2,265        2,801        2,282       (13)            94         7,429

Net income                                                                 747                                    747
Cash dividends declared
  ($.42 per share)                                                        (207)                                  (207)
5% stock dividend declared         22,655        114          249         (363)                                     0
Purchase of 7,373 shares of
  treasury stock                                                                    (118)                        (118)
Change in unrealized
  gain (loss) on securities
  available-for-sale                                                                                (34)          (34)
                                  -------     ------       ------       ------     -----        -------        ------
Balances at December 31, 1996     475,747      2,379        3,050        2,459      (131)            60         7,817

Net income                                                                 835                                    835
Cash dividends declared
  ($.49 per share)                                                        (240)                                  (240)
5% stock dividend declared         23,787        119          309         (428)                                     0
Purchase of 2,620 shares of
  treasury stock                                                                     (42)                         (42)
sale of 3,108 shares of
  treasury stock                                               11                     47                           58
Change in unrealized
  gain (loss) on securities
  available-for-sale                                                                                 15            15
                                  -------     ------       ------       ------     -----        -------        ------
Balances at December 31, 1997     499,534     $2,498       $3,370       $2,626     $(126)       $    75        $8,443
                                  =======     ======       ======       ======     =====        =======        ======
----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                    EXHANGE BANCSHARES, INC.
                                          LUCKEY, OHIO
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                                             Year ended December 31,
                                                            1997       1996       1995
                                                            ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  835     $  747     $  612
Adjustment to reconcile net income to net cash
  provided by operatiing activities:
     Provision for loan losses                                  0         75        120
     Loss from sale of investment securities                    0          0         38
     Loss on sale of other real estate owned                    1          0          4
     Gain on sale of premises and equipment                     0         (1)         0
     Depreciation                                             119        131        126
     Deferred income taxes                                      5          2         (2)
     Investment securities amortization (accretion)           107        134        124
     Changes in operating assets and liabilities:
        Accrued interest receivable                            21        (58)        25
        Accrued interest payable                               28         26          9
        Other assets                                           33        (36)       (27)
        Other liabilities                                     (33)         5        118
                                                           ------     ------     ------
  Net cash provided by operating activities                 1,116      1,025      1,147


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities                        0       (100)         0
Proceeds from maturities of held-to-maturity securities       738        605        253
Purchases of available-for-sale securities                 (4,742)    (9,360)    (3,624)
Proceeds from sales of available-for-sale securities            0          0      4,066
Proceeds from maturities of available-for-sale securities   6,000      8,400      2,000
Net increase in loans                                      (5,307)    (3,182)    (1,393)
Purchases of premises and equipment                           (71)      (110)       (21)
Proceeds from sale of equipment                                 0          1          5
Proceeds from sale of other real estate owned                  21          0         22
                                                           ------     ------     ------
  Net cash used in investing activities                    (3,361)    (3,746)     1,308
                                                           ------     ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
  Noninterest-bearing, interest-bearing demand,
    and savings deposit                                      (530)      (302)    (2,029)
  Certificates of deposit                                   4,299      1,950      2,355
Proceeds from long-term Federal Home Loan Bank advances       200          0          0
Payments on long-term Federal Home Loan Bank advances          (2)         0          0
Purchase of treasury stock                                    (42)      (118)        (5)
Sale of treasury stock                                         58          0          0
Dividends paid                                               (240)      (207)      (178)
                                                           ------     ------     ------
  Net cash provided by financing activities                 3,743      1,323        143
                                                           ------     ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                            1,498     (1,398)     2,598

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              4,694      6,092      3,494
                                                           ------     ------     ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $6,192     $4,694     $6,092
                                                           ======     ======     ======
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                      2,359      2,148      2,029
Cash paid during the year for income taxes                    406        300        197
------------------------------------------------------------------------------------------

See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
                  NOTES TO CONSOLIDATED FINANCIAL STAEMENTS
--------------------------------------------------------------------------------
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Exchange Bancshares, Inc. (the "Bancorp") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Exchange Bank, (the "Bank"). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in portions of Lucas and Wood Counties in Northwest Ohio. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland (FRB).

Basis of Consolidation
The consolidated financial statements include the accounts of Exchange Bancshares, Inc. and its wholly-owned subsidiary, The Exchange Bank, after elimination of all material intercompany transactions and balances.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that estimated losses on loans may change materially in the near term. However the amount of change that is reasonably possible cannot be estimated.

Investment Securities
Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretions of discounts are recognized using methods approximating the interest method over the remaining period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately net of tax, through a separate
component of shareholders' equity.   Gains and losses on the sale of securities
are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determine based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment
Land is carried at cost. Other premises and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Real Estate Owned
Real estate properties acquired through or in lieu of foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs related to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the casrrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes
Income taxes are provided for the tax effects reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, non-accrual loan interest and net deferred loan fees. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files consolidated income tax returns with its subsidiary.

Statement of Cash Flows
The Bancorp considers all cash and amounts due from depository institutions, interest-bearing deposits in banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassifications
Certain amounts in 1996 and 1995 have been reclassified to conform with 1997 presentation.

NOTE B - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank and another correspondent bank. The required reserve at December 31, 1997 and 1996, was $560,000 and $534,000, respectively.



NOTE C - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

Available-for-sale
------------------
                                               (Dollars in thousands)
                          December 31, 1997                          December 31, 1996
                 ---------------------------------------     ----------------------------------------
                             Gross     Gross                             Gross     Gross
                 Amortized Unrealized Unrealized   Fair      Amortized Unrealized Unrealized   Fair
                   Cost      Gains     Losses      Value       Cost      Gains     Losses      Value
                   ----      -----     ------      -----       ----      -----     ------      -----
U.S.
Government        $12,169     $108      $  0       $12,277    $12,692     $108      $  (1)     $12,799

Corporate
debt securities     3,712        8        (2)        3,718      4,735        5        (21)       4,719

Equity
securities            367        0         0           367        146        0          0          146
                  -------     ----      ----       -------    -------     ----      -----      -------
Total             $16,248     $116      $ (2)      $16,362    $17,753     $113      $ (22)     $17,664
                  =======     ====      ====       =======    =======     ====      =====      =======
Held-to-maturity
----------------
                                                (Dollars in thousands)
                             December 31, 1997                       December  31, 1996
                  --------------------------------------     ----------------------------------------
                              Gross     Gross                            Gross     Gross
                  Amortized Unrealized Unrealized  Fair      Amortized Unrealized Unrealized   Fair
                    Cost      Gains     Losses     Value       Cost      Gains     Losses      Value
                    ----      -----     ------     -----       ----      -----     ------      -----
State &
municipal
securities         $ 1,171     $ 18      $  0      $ 1,189    $ 1,278     $ 21      $   0      $ 1,299

Mortgage-
backed
securities           1,235        0       (19)       1,216      1,906        0        (56)       1,850
                   -------     ----      ----      -------    -------     ----      -----      -------
Total              $ 2,406     $ 18      $(19)     $ 2,405    $ 3,184     $ 21      $ (56)     $ 3,149
                   =======     ====      ====      =======    =======     ====      =====      =======

The amortized cost and estimate fair value of securities held-to-maturity and available-for-sale at December 31, 1997, be contractual maturity, are as follows:

                                                  (Dollars in thousands)

                                      Available-for-sale      Held-to-maturity
                                      ------------------     -------------------
                                      Amortized    Fair      Amortized     Fair
Amounts maturing in:                    Cost       Value       Cost        Value
                                        ----       -----       ----        -----
One year or less                       $ 4,817    $ 4,823     $   108     $   109
After one year through five years       11,064     11,172       1,063       1,080
Mortgage-backed securities                   0          0       1,235       1,216
Equity securities                          367        367           0           0
                                       -------    -------     -------     -------
Total                                  $16,248    $16,362     $ 2,406     $ 2,405
                                       =======    =======     =======     =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

During 1997, and 1996, the Bank did not sell any securities available-for-sale. During 1995 the Bank sold securities available-for-sale for total proceeds of approximately $4,066,000, resulting in no gross gains and gross losses of approximately $38,000.

Investment securities with a carrying value of approximately $8,500,000 and $9,200,000 were pledged at December 31, 1997 and 1996 to certain deposits.

In 1995, debt securities with an amortized cost of $1,497,000 were transferred from held-to-maturity to available-for-sale because of favorable tax treatment and to improve the Bank's asset liability management position. The securities had an unrealized gain of approximately $14,000.



NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 1997 and 1996 are summarized as follows:

                                                      (Dollars in thousands)

                                                         1997        1996
                                                         ----        ----
Loans secured by real estate:
     Farmland                                           $ 2,978     $ 2,164
     One-to-four family residental properties            24,353      20,826
     Multifamily (5 or more) residential properties       1,337       1,177
     Nonfarm nonresidential properties                    8,855       8,108
Agricultural production                                     709         802
Commercial and industrial                                   955         783
Consumer                                                  6,322       6,067
Municipal                                                 1,360       1,533
Other                                                         3          11
                                                        -------     -------
Total                                                   $46,872     $41,471
                                                        =======     =======
                                            1997         1996        1995
                                            ----         ----        ----
Allowance for loan losses:

Balance beginning of year                   $508         $483        $465
Loans charged off                            (69)         (68)       (136)
Recoveries                                   185           18          34
Provsion for losses                            0           75         120
                                            ----         ----        ----
Balance, end of year                        $624         $508        $483
                                            ====         ====        ====

At December 31, 1997 and 1996, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $17,000 and $23,000, respectively. The average recorded investment in impaired loans amounted to approximately $17,000 and $5,000 for the years ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to impaired loans amounted to approximately $15,000 and $23,000 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $1,000 and $2,000 was recognized for cash payments received in 1997 and 1996, respectively. The bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1997 was $440,000. During 1997, new loans made to such related parties amounted to $136,000 and payments amounted to $38,000.

                                            (Dollars in thousands)
                                        1997         1996         1995
                                        ----         ----         ----
Beginning balance                       $342         $283         $510
New loans                                136          186           10
Payments                                 (38)        (127)        (237)
                                        ----         ----         ----
Ending balance                          $440         $342         $283
                                        ====         ====         ====
Loans with carrying amounts of $22,000 were transferred to other real estate owned in 1997. No loans were transferred to other real estate owned in 1996 or in 1995.



NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1997 and 1996 follows:

                                                  (Dollars in thousands)

                                                     1997         1996
                                                     ----         ----
Land                                               $  105       $  105
Buildings                                           1,250        1,233
Equipment                                             853          797
                                                   ------       ------
                                                    2,208        2,135
Accumulated depreciation                           (1,364)      (1,243)
                                                   ------       ------
Total                                              $  844       $  892
                                                   ======       ======


NOTE F - DEPOSITS

Deposit account balances at December 31, 1997 and 1996, are summarized as follows:

                                                  (Dollars in thousands)

                                                     1997         1996
                                                     ----         ----
Noninterest-bearing                               $ 6,371      $ 6,720
Interest-bearing demand                             9,757        9,303
Savings accounts                                   14,591       15,225
Certificates of deposit                            33,209       28,910
                                                  -------      -------
Total                                             $63,928      $60,158
                                                  =======      =======

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $5,091,000 and $3,995,000 at December 31, 1997 and 1996.

Certificates maturing in years ending December 31, as of December 31, 1997:

                                   (Dollars in thousands)

          1998                            $24,871
          1999                              6,532
          2000                              1,453
          2001                                198
          2002 and thereafter                 155
                                           ------
         Total                            $33,209
                                           ======
The Bank held related party deposits of approximately $465,000 and $986,000 at December 31, 1997 and 1996, respectively.

Overdrawn demand deposits reclassified as loans totaled $3,000 and $11,000 at December 31, 1997 and 1996, respectively.



NOTE G - OTHER BORROWINGS

Other borrowings are comprised of the following at December 31:

                                                     (Dollars in thousands)
                                                 Current
                                                Interest           Balance
                                                  Rate        1997        1996
                                                --------    --------    --------
Federal Home Loan Bank advances
Fixed rate advances, with monthly principal
    and interest payments
        Advance due July 1, 2017                  6.85%      $  198      $    0
                                                ========    ========    ========

Federal Home Loan Bank ("FHLB") advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $222,000) and by 100% of the Bank's qualified mortgage loan portfolio (totaling approximately $24,353,000). Based on the carrying amount of FHLB stock owned by the Bank, total FHLB advances are limited to approximately $4,432,000.

The aggregate minimum future annual principal payments on borrowings are $5,000 in 1998, $5,000 in 1999, $6,000 in 2000, $6,000 in 2001, and $176,000 after
2001.



NOTE H - FEDERAL INCOME TAXES

The consolidated provision for income taxes for 1997, 1996 and 1995 consists of the following:

                                             (Dollars in thousands)

                                           1997        1996        1995
                                         --------    --------    --------
Income tax expense
   Current tax expense                   $  370      $  332      $  270
   Deferred tax expense                       5           2          (2)
                                         ------      ------      ------
Total                                    $  375      $  334      $  268
                                         ======      ======      ======

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                                 (Dollars in thousands)

                                              1997        1996        1995
                                            --------    --------    --------
Federal statutory income tax at 34%          $  411      $  368      $  299
Tax exempt income                               (46)        (39)        (35)
Other                                            10           5           4
                                             ------      ------      ------
Total                                        $  375      $  334      $  268
                                             ======      ======      ======

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                      (Dollars in thousands)

                                                        1997          1996
                                                      --------      --------
Differences in available-for-sale securities          $   (39)      $   (31)
Differences in depreciation methods                       (57)          (53)
Differences in accounting for loan losses                 111           111
Differences in accounting for loan fees                    (2)           (8)
Differences in interest income for nonaccrual loans         4             9
Other                                                      (7)           (6)
                                                      --------      --------
Total                                                 $    10       $    22
                                                      ========      ========

Deferred tax asset                                    $   115       $   120
Deferred tax liabilities                                 (105)          (98)
                                                      --------      --------
Net deferred tax asset                                $    10       $    22
                                                      ========      ========


NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit , which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balanmce sheet.

Financial instruments whose contract amount represents credit risk were as follows:

                                         (Dollars in thousands)
                                        1997                1996
                                        ----                ----
Home equity lines                      $1,155              $1,124
Credit card lines                       2,160               1,987
Commitments to extend credit            2,642               2,869
                                        -----               -----
Total                                  $5,957              $5,980
                                        =====               =====

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

The Bank has not been required to perform on any financial guarantees during the past three years. The Bank has not incurred any losses on its commitments in 1997, 1996 or 1995.

The Bank has had due from bank balances in excess of $100,000 with the following banks as of December 31, 1997:

                                           (Dollars in thousands)

     Independent State Bank of Ohio               $795
     Federal Reserve Bank                          150

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bancorp.



NOTE J - RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 1997, retained earnings of approximately $657,000 was available for the payment of dividends without prior regulatory approval.



NOTE K - EMPLOYEE BENEFIT PLANS

In 1968 The Exchange Bank initiated a Profit Sharing Plan which includes all employees who have been employed by the Bank for at least one year and those who work at least one thousand hours per year. Under the plan the Bank contributed five percent of net income after provision for taxes, adjustments for chargeoffs and recoveries, and after provision for cash dividend to the shareholders. Early in 1994 this Profit Sharing Plan was changed to a Prototype Cash ro Deferred Profit Sharing Plan and Trust/Custodial Account Plan. This new plan includes a 401 (k) plan, also. Under the new plan the Bank will match fifty cents for each dollar which the employee voluntarily contributes to the plan. This match by the Bank is limited to three percent of the employee's annual salary. The contributions made by the bank for the years 1997, 1996 and 1995 were $30,000 each year. Thirty-five employees participated in the plan during 1997, twenty-eight in 1996, and thirty-six employees particitpated in the plan during 1995.



NOTE L - STOCK DIVIDEND

On June 16, 1997, the Company distributed 23,787 shares of common stock in connection with a 5% stock dividend. As a result of the stock dividend, common stock was increased by $119,000, additional paid-in capital was increased by $309,000, and retained earnings was decreased by $428,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1996 and 1995 have been restated to reflect the stock dividend.

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank (FRB). Failure to meet minimum capital requirements cna initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bancorp and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 1997, the mwas categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's promt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows:

                                                           (Dollars in thousands)
                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                  For Capital          Prompt Corrective
                                             Actual                 Adequacy           Action Provisions
                                       -----------------       -----------------       -----------------
                                       Amount      Ratio       Amount      Ratio       Amount      Ratio
                                       ------      -----       ------      -----       ------      -----
As of December 31, 1997:
     Total Risk-Based Capital
         (to Risk Weighted Assets)     $7,827                  $3,610                  $4,513
     Tier I Capital
         (to Risk Weighted Assets)      7,262       16.1        1,805        4.0        2,708        6.0
     Tier I Capital
         (to Average Assets)            7,262        9.9        2,212        3.0        3,686        5.0

As of December 31, 1996:
     Total Risk-Based Capital
         (to Risk Weighted Assets)     $8,144                  $2,885                  $3,606
     Tier I Capital
         (to Risk Weighted Assets)      7,693       21.3        1,442        4.0        1,803        6.0
     Tier I Capital
         (to Average Assets)            7,693        1.1        2,070        3.0        3,450        5.0


NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, includeing the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements from the instruments. Statement No. 107 exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregrate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimates using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated contractual expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest approximate the fair values.

Borrowed funds: The carrying amounts of borrowed funds are estimated using discounted cash flow analysis based on interest rates currently being offered borrowed funds.

The estimated fair values of the Company's financial instruments are as follows:

                                        (Dollars in thousands)

                                       1997                  1996
                                ------------------    ------------------
                                Carrying    Fair      Carrying    Fair
                                 Amount     Value      Amount     Value
                                -------    -------    -------    -------
Financial assets:

 Cash and cash equivalents      $ 6,192    $ 6,192    $ 4,694    $ 4,694
 Investments                     18,768     18,767     20,848     20,813
 Loans                           46,248     46,265     40,963     41,119
 Accrued interest receivable        625        625        646        646

Financial liabilities:
 Deposits                        63,928     63,858     60,158     60,077
 Borrowed funds                     198        203          0          0
 Accrued interest payable           149        149        121        121

The carrying amounts in the preceding table are included in the balance sheets under the applicable captions. The contract or notional amounts of the Bank's financial instruments with off-balance-sheet risk are disclosed in NOTE I.
No derivatives were held by the Bank for trading purposes.

NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                        Condensed Balance Sheets
                                                (Dollars in thousands)

                                                    1997        1996
                                                   ------      ------
Assets
  Cash and due from banks                         $    58     $     9
  Time deposits in banks                            1,000           0
  Investment in subsidiary                          7,337       7,753
  Other assets                                         48          55
                                                   ------      ------
  Total assets                                    $ 8,443     $ 7,817
                                                   ======      ======

  Shareholders' equity                            $ 8,443     $ 7,817
                                                   ======      ======


                      Condensed Statements of Income

                                                 (Dollars in thousands)

                                                 Year ended December 31,
                                                1997      1996      1995
                                               ------    ------    ------
Income
  Dividends from subsidiary                   $ 1,335   $   287   $   315

Expenses
  Salaries and benefits                            22        21        19
  Occupancy                                         5         5         5
  Other                                            76        59        69
                                               ------    ------    ------
                                                  103        85        93
                                               ------    ------    ------
Income before income tax benefit
  and equity in undistributed net
  income of subsidiary                          1,232       202       222
Income tax benefit                                 35        29        32
                                               ------    ------    ------
                                                1,267       231       254
Equity in undistributed net
  income of subsidiary                           (432)      516       358
                                               ------    ------    ------
Net income                                    $   835   $   747   $   612
                                               ======    ======    ======

                        Condensed Statements of Cash Flows
                                                    (Dollars in thousands)

                                                     Year ended December 31,
                                                    1997      1996      1995
                                                   ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  835    $  747    $  612
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in other assets                              6        45       (15)
    Equity in undistributed income of subsidiary      432      (516)     (358)
                                                   ------    ------    ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       1,273       276       239
                                                   ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit                           (1,000)        0         0
                                                   -------   ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                            (42)     (118)       (5)
Sale of treasury stock                                 58         0         0
Cash dividends paid                                  (240)     (207)     (178)
                                                   ------    ------    ------
    NET CASH USED IN FINANCING ACTIVITIES            (224)     (325)     (183)
                                                   ------    ------    ------
    NET INCREASE (DECREASE) IN CASH AND DUE
      FROM BANKS                                       49       (49)       56

    CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                           9        58         2
                                                   ------    ------    ------
    CASH AND DUE FROM BANKS AT END OF YEAR         $   58    $    9    $   58
                                                   ======    ======    ======



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

                                  PART  III


ITEM 9.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 15, 1998 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 10.  Executive Compensation

     The information set forth under the caption "SUMMARY COMPENSATION TABLE" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1998 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1998 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "INDEBTEDNESS OF AND TRANSACTIONS WITH OFFICERS AND DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1998 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

   (a)  Exhibits

         3(i) The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc. (Incorporated by reference.)

         3(ii)   Code of Regulations of Exchange Bancshares, Inc.
                 (Incorporated by reference.)

        21       Subsidiaries

        27       Financial Data Schedule

        99.1     Proxy Statement  (Incorporated by reference.)

   (b)  Report on Form 8-K

             The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 OR 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Luckey, State of Ohio on the 27th day of March, 1997.

  EXCHANGE BANCSHARES, INC.

  Principle Executive Officer:          Principle Accounting and
                                        Financial Officer:

  /s/Marion Layman____________          /s/Marion Layman_____________
  Marion Layman                         Marion Layman
  Chairman, President, and              Chairman, President, and
  Chief Executive Officer               Chief Executive Officer

  March 27, 1998______________          March 27, 1998_______________
  Date                                  Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following Directors in the capacities indicated.

  /s/Marion Layman____________          /s/Rolland I. Huss___________
  Marion Layman, Chairman               Rolland I. Huss, Vice-Chairman

  March 27, 1998______________          March 27, 1998_______________
  Date                                  Date


  ____________________________          /s/Cecil R. Adkins___________
  Donald H. Lusher, Director            Cecil R. Adkins, Director

  ____________________________          March 27, 1998_______________
  Date                                  Date


  /s/Joseph R. Hirzel_________          /s/David G. Marsh____________
  Joseph R. Hirzel, Director            David G. Marsh, Director
  Secretary and Treasurer

  March 27, 1998______________          March 27, 1998_______________
  Date                                  Date


  /s/Donald A. Gerke__________          /s/Edmund J. Miller__________
  Donald A. Gerke, Director             Edmund J. Miller, Director

  March 27, 1998______________          March 27, 1998_______________
  Date                                  Date


  /s/Norma J. Christen________
  Norma J. Christen, Director

  March 27, 1998______________
  Date

                             INDEX TO EXHIBITS
EXHIBIT
NUMBER    DESCRIPTION


 3(i)     The Amended and Restated           Incorporated by reference to the
          Articles of Incorporation          Registrant's Quarterly Report on
                                             Form 10-QSB for the Quarter
                                             Ended June 30, 1995.

 3(ii)    Code of Regulations of Exchange    Incorporated by reference to the
          Bancshares, Inc.                   Registrant's Registration Statement
                                             on Form S-4 dated November 16,
                                             1992, as amended on Amendment No.
                                             1 to the Company's Registration
                                             Statement on Form S-4 dated
                                             January 14, 1993,
                                             Registration Number 3305466.

21        Subsidiaries of Exchange
          Bancshares, Inc.

27        Financial Data Schedule

99.1      Proxy Statement                    Incorporated by reference to the
                                             definitive Proxy Statement of the
                                             Registrant for the 1998 Annual
                                             Meeting of Shareholders of
                                             Exchange Bancshares, filed with the
                                             Securities and Exchange Commission