Form 10QSB
period 1998-03-31
EXCHANGE BANCSHARES INC
filed 1998-05-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                        Commission file number  - 33-53596
                            EXCHANGE BANCSHARES, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           OHIO                                      34-1721453
-------------------------------           ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

       237 Main Street
   P.O.Box 177, Luckey, Ohio                            43443
---------------------------------------                --------
(Address of principal executive offices)              (Zip Code)

                                 (419) 833-3401
                          -------------------------
                         (Issuer's telephone number)

                                      N/A
                                    -------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes   X   No
                                                                   -----    ----

As of April 30, 1998, 491,095 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                           EXCHANGE BANCSHARES, INC.

                                 LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
================================================================================
                                                                Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                    3
           March 31, 1998, and December 31, 1997

           Condensed consolidated statements of income
           and comprehensive income --                                 4
           Three months ended March 31, 1998 and 1997

           Condensed consolidated statements of cash flows --          5
           Three months ended March 31, 1998 and 1997

           Notes to condensed consolidated financial                   6
           statements -- March 31, 1998, and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial          11
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          15

Item 2.    Changes in Securities and Use of Proceeds                  15

Item 3.    Defaults upon Senior Securities                            15

Item 4.    Submission of Matters to a Vote of Security Holders        15

Item 5.    Other Information                                          15

Item 6.    Exhibits and Reports on Form 8-K                           15

Signatures                                                            16

                               EXCHANGE BANCSHARES, INC.
                                    Luckey, Ohio
                              CONSOLIDATED BALANCE SHEETS
=============================================================================================
                                                              (Dollars in thousands)
                                                            (Unaudited)    (Unaudited)
                                                              March 31,    December 31,
                                                                1998            1997
                                                                ----            ----
Assets
Cash and cash equivalents:
     Cash and amounts due from depository institutions         $ 2,132         $ 2,224
     Interest-bearing demand deposits in banks                      38              42
     Federal funds sold                                          5,667           3,926
                                                               -------         -------
          Total cash and cash equivalents                        7,837           6,192

Investment securities:
     Securities being held-to-maturity                           1,757           2,406
          (Fair value of $1,760 in 1998 and $2,405 in 1997)
     Securities available-for-sale, at fair value               15,977          16,362
                                                               -------         -------
          Total investment securities                           17,734          18,768

Loans                                                           48,457          46,872
Allowance for loan losses                                         (613)           (624)
                                                               -------         -------
          Net loans                                             47,844          46,248

Premises and equipment, net                                        856             844
Accrued interest receivable                                        637             625
Deferred income taxes                                               14              10
Other assets                                                       148             108
                                                               -------         -------
          Total assets                                         $75,070         $72,795
                                                               =======         =======
Liabilities
Deposits
     Noninterest-bearing                                       $ 6,504         $ 6,371
     Now & MMDA accounts                                        10,741           9,756
     Savings passbook accounts                                   14,991          14,591
     Time deposits of $100,000 or more                           5,076           5,091
     Other interest-bearing                                     28,605          28,119
                                                               -------         -------
          Total deposits                                        65,917          63,928

Borrowed funds                                                     196             198
Accrued interest payable                                           150             149
Accrued federal income taxes                                       103              28
Other liabilities                                                   46              49
                                                               -------         -------
          Total liabilities                                     66,412          64,352
                                                               -------         -------
Shareholders' Equity
Preferred shares ($25.00 par value) 750 shares
     authorized, no shares issued                                    0               0
Common shares ($ 5.00 par value) 750,000 shares authorized;
     499,534 and 499,534 shares issued                           2,498           2,498
Additional paid-in capital                                       3,370           3,370
Retained earnings                                                2,834           2,626
Treasury stock at cost, 8,439 and 8,439 shares                    (126)           (126)
Accumulated other comprehensive income                              82              75
                                                               -------         -------


          Total shareholders' equity                             8,658           8,443
                                                               -------         -------
          Total liabilities and shareholders' equity           $75,070         $72,795
                                                               =======         =======
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               EXCHANGE BANCSHARES, INC.
                                      Luckey, Ohio
               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
===============================================================================================
                                             (Dollars in thousands, except per share data)
                                                               (Unaudited)
                                                             3 Months Ended
                                                                March 31,
                                                           1998          1997
                                                           ----          ----
Interest and dividend income
Interest and fees on loans                                $1,110        $  975
Interest on investment securities:
     Taxable                                                 250           293
     Exempt from federal income tax                           12            17
Dividend income                                                4             0
Interest on federal funds sold                                59            29
Interest on deposits with banks                                1             0
                                                          ------        ------
     Total interest income                                 1,436         1,314
                                                          ------        ------
Interest expense
Interest on interest-bearing checking accounts                63            68
Interest on savings deposits                                 100            98
Interest on time deposit                                     460           386
Interest on FHLB advances                                      3             0
                                                          ------        ------
     Total interest expense                                  626           552
                                                          ------        ------
     Net interest income                                     810           762

Provision for loan losses                                      0             0
                                                          ------        ------
     Net interest income after provision for loan loss       810           762

Noninterest income
Service charges on deposit accounts                           62            48
Gain on sale of other assets                                   0             2
Other income                                                  18            24
                                                          ------        ------
     Total noninterest income                                 80            74
                                                          ------        ------
Noninterest expense
Salaries and employee benefits                               277           254
Net occupancy expense                                         39            39
Equipment expense                                             42            35
FDIC deposit insurance assessment                              2             1
State and other taxes                                         17            29
Other expense                                                209           179
                                                          ------        ------
     Total noninterest expense                               586           537
                                                          ------        ------
Income before income taxes                                   304           299

Federal income tax expense                                    96            92
                                                          ------        ------
          Net income                                         208           207
Other comprehensive income                                     7            19
                                                          ------        ------
          Total comprehensive income                      $  215        $  226
                                                          ======        ======
Per common share data:
Basic net income                                            0.42          0.42
Diluted net income                                          0.42          0.42
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                   EXCHANGE BANCSHARES, INC.
                                          Luckey, Ohio
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================
                                                                       (Dollars in thousands)
                                                                  (Unaudited)        (Unaudited)
                                                                3 Months Ended     3 Months Ended
                                                                    March 31,          March 31,
                                                                      1998               1997
                                                                      ----               ----
Cash flows from operating activities:
Net income                                                           $  208             $  207
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                                   30                 30
          Provision for loan losses                                       0                  0
          Deferred income taxes                                          (7)                (3)
          Net loss on sale of other assets                                0                 (2)
          Amortization/Accretion - net                                   22                 27
          Changes in operating assets and liabilities:
               (Increase) decrease in accrued income receivable         (12)                39
               Increase in other assets                                 (40)               (32)
               Increase in accrued interest payable                       0                  8
               Decrease in other liabilities                             (3)               (12)
               Increase in taxes payable                                 75                 29
                                                                     ------             ------
                    Total adjustments                                    65                 84
                                                                     ------             ------
Net cash provided by operations                                         273                291

Cash flows from investing activities:
Purchase of held-to-maturity securities                                   0                  0
Purchase of available-for-sale securities                            (1,519)            (2,738)
Payments on maturities on held-to-maturity securities                   641                100
Proceeds from maturities on available-for-sale securities             1,900              3,000
Net increase in loans                                                (1,881)            (2,086)
Capital purchases                                                       (43)                (7)
Proceeds from sale of other real estate                                   0                  2
Proceeds from sale of other assets                                      286                  0
                                                                     ------             ------
Net cash used in investing activities                                  (616)            (1,729)

Cash flows from financing activities:
Net increase in deposits                                              1,989              2,357
Decrease in short-term borrowings                                        (1)                 0
Sale of treasury stock                                                    0                  0
Purchase of treasury stock                                                0                (36)
Dividends paid                                                            0                  0
                                                                     ------             ------
Net cash provided by financing activities                             1,988              2,321
                                                                     ------             ------

Net increase in cash and cash equivalents                             1,645                883
Cash and cash equivalents at beginning of period                      6,192              4,694
                                                                     ------             ------
Cash and cash equivalents at end of period                           $7,837             $5,577
                                                                     ======             ======

Supplemental information:
     Cash paid for:
          Interest                                                   $  626             $  554
          Net income taxes                                               28                 66
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                             EXCHANGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998, and December 31, 1997
                                   (Unaudited)
================================================================================

NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.   ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                       (Dollars in thousands)

                                Three months ended     Year ended
                                     March 31,         December 31,
                                       1998               1997
                                       ----               ----
Balance, beginning of period           $624               $508
Provision for loan losses                 0                  0
Charge-offs                             (16)               (69)
Recoveries                                5                185
                                       ----               ----
Balance, end of period                 $613               $624
                                       ====               ====


NOTE 3.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1998, consisted of one long-term advance totaling $196,000 and from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                       (Dollars in thousands)

                             At March 31, 1998                        At December 31, 1997
                         ---------------------------------     ---------------------------------
                                   Range of  Weighted-                   Range of  Weighted-
                                   interest  average                     interest  average
                         Amount    rates     interest rate     Amount    rates     interest rate
                         ------    -----     -------------     ------    -----     -------------
After five years         $ 196     6.85%      6.85%            $ 198     6.85%     6.85%

The aggregate minimum future annual principal payments on borrowings are $3,000 in 1998, $5,000 in 1999, $6,000 in 2000, $6,000 in 2001, and $176,000
after 2001.



NOTE 4.   REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1998.

                                                           (Dollars in thousands)

                                                                                        Categorized as "Well
                                                                                        Capitalized" Under
                                                             For Capital                Prompt Corrective
                                         Actual              Adequacy Purposes          Action Provisions
                                  -------------------        -------------------        --------------------
                                  Amount        Ratio        Amount        Ratio        Amount         Ratio
                                  ------        -----        ------        -----        ------         -----
Total Risk-Based Capital          $ 8,095       16.45%       $ 3,824        8.0%        $ 4,920        10.0%
     (to Risk-Weighted Assets)

Tier I Capital                      7,481       15.21%       N/A            N/A           2,952         6.0%
     (to Risk-Weighted Assets)

Tier I Capital                      7,481       10.20%       2,933          4.0%          3,666         5.0%
     (to Total Assets)

Tier I Capital                      7,481       10.20%       2,199           3.0%       N/A             N/A
     (to Total Assets)


NOTE 5.   EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents would include shares held by the company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the company's Recognition and Retention Plan ("RRP"), and stock options granted under the company's Stock Option Plan ("SOP"). Currently the Company has no such plans in existence.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                         For the Quarter Ended March 31, 1998
                                     ------------------------------------------
                                     Income          Shares           Per Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------    ------
Basic EPS
Income available to
     common shareholders             $207,782        491,095          $0.42
                                                                      =====
Effect of dilutive securities:
None                                        0              0
                                     --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions             $207,782        491,095          $0.42
                                     ========        =======          =====

                                        For the Quarter Ended March 31, 1997
                                     ------------------------------------------
                                     Income          Shares           Per Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------     -------------    ------
Basic EPS
Income available to
     common shareholders             $206,898        488,824          $0.42
                                                                      =====
Effect of dilutive securities:
None                                        0              0
                                     --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions             $206,898        488,824          $0.42
                                     ========        =======          =====


NOTE 6.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

                                                          (Dollars in thousands)

                                                    Three months ended March 31, 1998
                                                  ------------------------------------
                                                               Tax
                                                  Before-Tax   (Expense)    Net-of-Tax
                                                  Amount       or Benefit   Amount
                                                  ------       ----------   ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                   $   11       $   (4)      $    7
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                   0            0            0
                                                  ------       ------       ------
     Net unrealized gains (losses)                    11           (4)           7
                                                  ------       ------       ------
Other comprehensive income                        $   11       $   (4)      $    7
                                                  ======       ======       ======
                                                          (Dollars in thousands)

                                                    Three months ended March 31, 1997
                                                  ------------------------------------
                                                               Tax
                                                  Before-Tax   (Expense)    Net-of-Tax
                                                  Amount       or Benefit   Amount
                                                  ------       ----------   ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                   $   29        $  (10)     $   19
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                   0             0           0
                                                  ------        ------      ------
     Net unrealized gains (losses)                    29           (10)         19
                                                  ------        ------      ------
Other comprehensive income                        $   29        $  (10)     $   19
                                                  ======        ======      ======

The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                 (Dollars in thousands)

                                                   Three months ended
                                                        March 31,
                                                        ---------
                                                   1998          1997
                                                   ----          ----
Beginning balance                                 $   75        $  280
Unrealized gains (losses) on securities, net           7            19
                                                  ------        ------
Ending balance                                    $   82        $  299
                                                  ======        ======

NOTE 7.   RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                         EXCHANGE BANCSHARES, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS
================================================================================

Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking stat ements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Exchange Bank, Luckey, Ohio, ("Bank").
The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month period ended March 31, 1998.

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

     The Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank conducts its business through its three offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood and Lucas and contiguous counties in northwest Ohio.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to be material to the Company.

Changes in Financial Condition

     At March 31, 1998, the consolidated assets of the Company totaled $75.1 million, an increase of $2.3 million, or 3.13%, from $72.8 million at December 31, 1997. The increase in total assets was primarily the result of a $1.6 million increase in loans being supported by a $2.0 million increase in deposits.

     Net loans receivable increased by $1.6 million, or 3.46%, to $47.8 million at March 31, 1998, compared to $46.2 million at December 31, 1997. The increase was primarily in the real estate loan portfolio and in the commercial loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities decreased $1.0 million, or 5.51%, from $18.8 million at December 31, 1997, to $17.7 million at March 31, 1998. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's strategy to expand their loan product base.

     Funds received from the deposit increases and the investment decreases were temporally invested in federal funds which increased $1.7 million, or 44.35%, from $3.9 million at December 31, 1997, to $5.7 million at March 31, 1998.

     Deposit liabilities increased $2.0 million, or 3.11%, from $63.9 million at December 31, 1997, to $65.9 million at March 31, 1998. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $215,000, or 2.55%, from $8.4 million at December 31, 1997, to $8.7 million at March 31, 1998. This increase was primarily the result of $208,000 in earnings for the first quarter and a $7,000 increase in the unrealized gains on securities available-for-sale during the three months ended March 31, 1998.

     The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments portfolio is composed of deposits at correspondent banks.
Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

     The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprises of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 4 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At March 31, 1998, Exchange Bancshares had no material commitments for capital expenditures.


Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997

     General. Net income remained relatively constant for the three months ended March 31, 1998, $208,000, as compared to the three months ended March 31, 1997, $207,000, an increase of $1,000. This increase was primarily attributed to an increase in net interest income being off-set by an increase in non-interest expense.

     Interest Income. The $6.0 million increase in average earning assets contributed to an increase in interest income of $122,000, or 9.28%, for the three months ended March 31, 1998 compared to 1997. The increase was attributed to the additional loan income of $135,000 resulting from an increase in loans receivable and $30,000 increase in federal funds sold which was offset by a decrease of $43,000 in interest income as a result of the decrease in all other categories of earning assets.

     Interest Expense. Interest expense on deposit liabilities increased $71,000 for the three months ended March 31, 1998, as compared to the same period in 1997. Total deposits increased by $2.0 million comparing March 31, 1998 to 1997, the average interest paid on interest-bearing deposits increased by 8 basis points from 4.11% for the three months ended March 31, 1997, to 4.19% for the same period ended March 31, 1998. The FHLB advance outstanding during the three-month period ended March 31, 1998, resulted in an increase in interest expense of $3,000 in 1998 compared to no interest expense for the same period ended March 31, 1997.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $11,000 during the three months ended March 31, 1998, compared to no provisions and net recoveries of $116,000 during the three months ended March 31, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $6,000, or 8.11%, to $80,000 for the three months ended March 31, 1998, from $74,000 for the three months ended March 31, 1997. The increase was primarily attributable to a $14,000 increase in service charges on deposit accounts being off-set by a decrease in other income of $6,000 and a $2,000 loss recognized on the sale of fixed assets in the three months ended March 31, 1997.

     Non-Interest Expense. Non-interest expense increased $49,000, or 9.12%, to $586,000 for the three months ended March 31, 1998, from $537,000 in the comparable period in 1997. Of this increase, $23,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the first quarter of 1997. The ratio of non-interest expense to average total assets was 3.18% and 3.09% for the three months ended March 31, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $4,000 for the three months ended March 31, 1998, compared with the prior year, primarily as a result of higher taxable income for the quarter.

                          EXCHANGE BANCSHARES, INC.

                        PART II - OTHER INFORMATION
================================================================================

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

              Not Applicable

     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibit 27: Financial Data Schedule

                  b. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.



Date /s/ May 14, 1998              /s/ Marion Layman
    ---------------------          -------------------------
                                   Marion Layman
                                   Chairman, President, and Chief Executive
                                   Officer



Date /s/ May 14, 1998              /s/ Marion Layman
    ---------------------          -------------------------
                                   Marion Layman
                                   Principal Accounting and Financial Officer