Form 10QSB
period 1998-06-30
EXCHANGE BANCSHARES INC
filed 1998-08-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                        Commission file number  - 33-53596
                            EXCHANGE BANCSHARES, INC.
                           ---------------------------
       (Exact name of small business issuer as specified in its charter)

            OHIO                                       34-1721453
------------------------------                    -------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       237 Main Street
   P.O.Box 177, Luckey, Ohio                              43443
------------------------------                           --------
(Address of principal executive offices)                (Zip Code)

                                 (419) 833-3401
                               ------------------
                          (Issuer's telephone number)

                                      N/A
                                    -------
              (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No . . .
                                                                   ---
As of August 10, 1998, 517,963 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                           EXCHANGE BANCSHARES, INC.

                                 LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
================================================================================
                                                                  Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                        3
           June 30, 1998, and December 31, 1997

           Condensed consolidated statements of income
           and comprehensive income -- Three and six months                4
           ended June 30, 1998 and 1997

           Condensed consolidated statements of cash flows --              5
           Six months ended June 30, 1998 and 1997

           Notes to condensed consolidated financial                       6
           statements -- June 30, 1998, 1997 and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial              12
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              17

Item 2.    Changes in Securities and Use of Proceeds                      17

Item 3.    Defaults upon Senior Securities                                17

Item 4.    Submission of Matters to a Vote of Security Holders            17

Item 5.    Other Information                                              17

Item 6.    Exhibits and Reports on Form 8-K                               17

Signatures                                                                19

                                     EXCHANGE BANCSHARES, INC.
                                          Luckey, Ohio
                                   CONSOLIDATED BALANCE SHEETS
===============================================================================================
                                                              (Dollars in thousands)
                                                            (Unaudited)    (Unaudited)
                                                              June 30,     December 31,
                                                                1998            1997
                                                                ----            ----
Assets
Cash and cash equivalents:
     Cash and amounts due from depository institutions        $ 2,998        $ 2,224
     Interest-bearing demand deposits in banks                     29             42
     Federal funds sold                                         4,919          3,926
                                                              -------        -------
          Total cash and cash equivalents                       7,946          6,192

Investment securities:
     Securities being held-to-maturity                          1,371          2,406
          (Fair value of $1,377 in 1998 and $2,405 in 1997)
     Securities available-for-sale, at fair value              16,527         16,362
                                                              -------        -------
          Total investment securities                          17,898         18,768

Loans                                                          61,825         46,872
Allowance for loan losses                                      (1,544)          (624)
                                                              -------        -------
          Net loans                                            60,281         46,248

Premises and equipment, net                                     3,492            844
Accrued interest receivable                                       823            625
Deferred income taxes                                              12             10
Goodwill                                                          359              0
Other assets                                                      489            108
                                                              -------        -------
          Total assets                                        $91,300        $72,795
                                                              =======        =======

Liabilities
Deposits
     Non-interest-bearing                                     $ 9,327        $ 6,371
     Now & MMDA accounts                                       13,009          9,756
     Savings passbook accounts                                 15,979         14,591
     Time deposits of $100,000 or more                          7,430          5,091
     Other interest-bearing                                    36,146         28,119
                                                              -------        -------
          Total deposits                                       81,891         63,928

Borrowed funds                                                    175            198
Accrued interest payable                                          166            149
Accrued federal income taxes                                      (39)            28
Other liabilities                                                 356             49
                                                              -------        -------
          Total liabilities                                    82,549         64,352
                                                              -------        -------
Shareholders' Equity
Preferred shares ($25.00 par value) 750 shares
     authorized, no shares issued                                   0              0
Common shares ($ 5.00 par value) 750,000 shares authorized;
     517,963 and 513,936 shares issued                          2,622          2,622
Additional paid-in capita                                      l3,758          3,745
Retained earnings                                               2,392          2,217
Treasury stock at cost, 6,547 and 8,961 shares                    (93)          (126)
Accumulated other comprehensive income                             72             75
                                                              -------        -------
          Total shareholders' equity                            8,751          8,443
                                                              -------        -------
          Total liabilities and shareholders' equity          $91,300        $72,795
                                                              =======        =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                          EXCHANGE BANCSHARES, INC.
                                               Luckey, Ohio
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
===================================================================================================
                                                    (Dollars in thousands, except per share data)
                                                        (Unaudited)             (Unaudited)
                                                      3 Months Ended          6 Months Ended
                                                          June 30,                June 30,
                                                            1998        1997        1998        1997
                                                            ----        ----        ----        ----
Interest and dividend income
Interest and fees on loans                                $ 1,153     $ 1,040     $ 2,263     $ 2,015
Interest on investment securities:
     Taxable                                                  238         284         488         577
     Exempt from federal income tax                             9          16          21          33
Dividend income                                                 4           5           8           5
Interest on federal funds sold                                 98          35         158          64
Interest on deposits with banks                                 1           0           1           0
                                                          -------     -------     -------     -------
     Total interest income                                  1,503       1,380       2,939       2,694

Interest expense
Interest on interest-bearing checking accounts                 82          75         146         143
Interest on savings deposits                                  104          98         203         195
Interest on time deposit                                      470         403         930         790
Interest on FHLB advances                                       3           1           7           1
Interest on federal funds purchased and securities sold
  under agreement                                               1           0           1           0
                                                          -------     -------     -------     -------
     Total interest expense                                   660         577       1,287       1,129
                                                          -------     -------     -------     -------
     Net interest income                                      843         803       1,652       1,565

Provision for loan losses                                       0           0           0           0
                                                          -------     -------     -------     -------
     Net interest income after provision for loan loss        843         803       1,652       1,565

Non-interest income
Service charges on deposit accounts                            67          48         129          96
Gain on sale of other assets                                    0           0           0           2
Other income                                                   17          37          35          61
                                                          -------     -------     -------     -------
     Total noninterest income                                  84          85         164         159
                                                          -------     -------     -------     -------

Non-interest expense
Salaries and employee benefits                                305         289         581         543
Net occupancy expense                                          40          34          79          73
Equipment expense                                              45          36          88          70
FDIC deposit insurance assessment                               3           2           5           3
State and other taxes                                          31          29          63          58
Other expense                                                 288         216         482         396
                                                          -------     -------     -------     -------
     Total non-interest expense                               712         606       1,298       1,143
                                                          -------     -------     -------     -------

Income before income taxes                                    215         282         518         581

Federal income tax expense                                     60          86         155         178
                                                          -------     -------     -------     -------
          Net income                                          155         196         363         403
Other comprehensive income                                    (10)         58          (3)        (15)
                                                          -------     -------     -------     -------
          Total comprehensive income                      $   145     $   254     $   360     $   388
                                                          =======     =======     =======     =======
Per common share data:
Basic net income                                             0.30        0.40        0.70        0.82
Diluted net income                                           0.30        0.40        0.70        0.82

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                            EXCHANGE BANCSHARES, INC.
                                                 Luckey, Ohio
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================
                                                            (Dollars in thousands)
                                                         (Unaudited)         (Unaudited)
                                                       6 Months Ended      6 Months Ended
                                                           June 30,            June 30,
                                                             1998                1997
                                                             ----                ----
Cash flows from operating activities:
Net income                                                 $   363             $   403
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                          63                  60
          Provision for loan losses                              0                   0
          Deferred income taxes                                  0                  (3)
          Net loss on sale of other assets                       0                  (2)
          Amortization/Accretion - net                          44                  54
          Changes in operating assets and liabilities:
               Increase in accrued income receivable          (198)                 (1)
               Increase in other assets                       (740)                (20)
               Increase in accrued interest payable             17                   9
               Increase (decrease) in other liabilities        306                  (1)
               Decrease in taxes payable                       (67)                (54)
                                                           -------             -------
                    Total adjustments                         (575)                 42
                                                           -------             -------
Net cash provided by operations                               (212)                445

Cash flows from investing activities:
Purchase of held-to-maturity securities                          0                   0
Purchase of available-for-sale securities                   (2,753)             (3,234)
Payments on maturities on held-to-maturity securities        1,019                 214
Proceeds from maturities on available-for-sale securities    2,555               4,000
Net increase in loans                                      (14,318)             (2,897)
Capital purchases                                           (2,711)                (47)
Proceeds from sale of other real estate                        285                   0
Proceeds from sale of other assets                               0                   2
                                                           -------             -------
Net cash used in investing activities                      (15,923)             (1,962)

Cash flows from financing activities:
Net increase in deposits                                    17,963               1,273
Decrease in short-term borrowings                              (23)                  0
Sale of treasury stock                                          46                  22
Purchase of treasury stock                                       0                 (43)
Dividends paid                                                 (98)                (93)
                                                           -------             -------
Net cash provided by financing activities                   17,888               1,159
                                                           -------             -------
Net increase (decrease) in cash and cash equivalents         1,753                (358)
Cash and cash equivalents at beginning of period             6,192               4,694
                                                           -------             -------
Cash and cash equivalents at end of period                 $ 7,945             $ 4,336
                                                           =======             =======

Supplemental information:
     Cash paid for:
          Interest                                         $ 1,270             $ 1,120
          Net income taxes                                     223                 236

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                             EXCHANGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   June 30, 1998, 1997 and December 31, 1997
                                   (Unaudited)
================================================================================


NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of June 30, 1998, and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                      (Dollars in thousands)

                                  Six months ended    Year ended
                                      June 30,        December 31,
                                        1998             1997
                                        ----             ----

Balance, beginning of period          $  624           $  508
Balance - acquired bank                  950                0
Provision for loan losses                  0                0
Charge-offs                              (43)             (69)
Recoveries                                13              185
                                      ------           ------
Balance, end of period                $1,544           $  624
                                      ======           ======


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1998, consisted of one long-term advance totaling $175,000 and from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                       (Dollars in thousands)

                             At June 30, 1998                    At December 31, 1997
                     ----------------------------------   -----------------------------------
                                Range of  Weighted-                  Range of   Weighted-
                                interest  average                    interest   average
                     Amount     rates     interest rate   Amount     rates      interest rate
                     ------     -----     -------------   ------     -----      -------------
After five years     $  175     6.85%     6.85%           $  198     6.85%      6.85%

The aggregate minimum future annual principal payments on borrowings are $3,000 in 1998, $5,000 in 1999, $6,000 in 2000, $6,000 in 2001, and $155,000
after 2001.



NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1998.

                                         (Dollars in thousands)

                                                                           Categorized as "Well
                                                                           Capitalized" Under
                                                      For Capital          Prompt Corrective
                                     Actual           Adequacy Purposes    Action Provisions
                                ----------------      -----------------    -----------------
                                Amount     Ratio      Amount     Ratio     Amount     Ratio
                                ------     -----      ------     -----     ------     -----
Total Risk-Based Capital        $ 9,071    15.00%     $ 4,839     8.0%     $ 6,049    10.0%
     (to Risk-Weighted Assets)

Tier I Capital                    8,296    13.71%     N/A         N/A        3,629     6.0%
     (to Risk-Weighted Assets)

Tier I Capital                    8,296     9.12%       3,639     4.0%       4,549     5.0%
     (to Total Assets)

Tier I Capital                    8,296     9.12%       2,729     3.0%     N/A        N/A
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


                                  For the Quarter Ended June 30, 1998
                                  ---------------------------------------
                                  Income        Shares          Per Share
                                  (Numerator)   (Denominator)   Amount
                                  -----------   -------------   ------

Basic EPS
Income available to
     common shareholders          $155,089       516,056        $0.30
                                                                =====
Effect of dilutive securities:
None                                     0             0
                                  --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $155,089       516,056        $0.30
                                  ========       =======        =====

                                  For the Quarter Ended June 30, 1997
                                  ---------------------------------------
                                  Income         Shares         Per Share
                                  (Numerator)    (Denominator)  Amount
                                  -----------    ---Basic EPS
Income available to
     common shareholders          $195,820       512,897        $0.38
                                                                =====
Effect of dilutive securities:
None                                     0             0
                                  --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $195,820       512,897        $0.38
                                  ========       =======        =====


                                  For the Six Months Ended June 30, 1998
                                  ---------------------------------------
                                  Income         Shares         Per Share
                                  (Numerator)    (Denominator)  Amount
                                  -----------    -------------  ------

Basic EPS
Income available to
     common shareholders          $362,871       515,853        $0.70
                                                                =====
Effect of dilutive securities:
None                                     0             0
                                  --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $362,871       515,853        $0.70
                                  ========       =======        =====

                                  For the Six Months Ended June 30, 1997
                                  ---------------------------------------
                                  Income         Shares         Per Share
                                  (Numerator)    (Denominator)  Amount
                                  -----------    -------------  ------

Basic EPS
Income available to
     common shareholders          $402,718       513,081        $0.78
                                                                =====
Effect of dilutive securities:
None                                     0             0
                                  --------       -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $402,718       513,081        $0.78
                                  ========       =======        =====


NOTE 6.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective Ja nuary 1, 1998, which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                   (Dollars in thousands)

                                             Three months ended June 30, 1998
                                             ----------------------------------
                                                         Tax
                                             Before-Tax  (Expense)   Net-of-Tax
                                             Amount      or Benefit  Amount
                                             ------      ----------  ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period              $  (15)     $    5      $  (10)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                              0           0         (10)
                                             ------      ------      ------
     Net unrealized gains (losses)              (15)          5         (10)
                                             ------      ------      ------
Other comprehensive income                   $  (15)     $    5      $  (10)
                                             ======      ======      ======

                                                   (Dollars in thousands)

                                             Three months ended June 30, 1997
                                             -----------------------------------
                                                         Tax
                                             Before-Tax  (Expense)   Net-of-Tax
                                             Amount      or Benefit  Amount
                                             ------      ----------  ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period              $   88      $  (30)     $   58
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                              0           0           0
                                             ------      ------      ------
     Net unrealized gains (losses)               88         (30)         58
                                             ------      ------      ------
Other comprehensive income                   $   88      $  (30)     $   58
                                             ======      ======      ======


                                                 (Dollars in thousands)

                                             Six months ended June 30, 1998
                                             -----------------------------------
                                                         Tax
                                             Before-Tax  (Expense)   Net-of-Tax
                                             Amount      or Benefit  Amount
                                             ------      ----------  ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period              $   (4)     $    1      $   (3)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                              0           0           0
                                             ------      ------      ------
     Net unrealized gains (losses)               (4)          1          (3)
                                             ------      ------      ------
Other comprehensive income                   $   (4)     $    1      $   (3)
                                             ======      ======      ======

                                               (Dollars in thousands)

                                           Six months ended June 30, 1997
                                           -------------------------------------
                                                        Tax
                                           Before-Tax   (Expense)   Net-of-Tax
                                           Amount       or Benefit  Amount
                                           ------       ---------   ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period            $  (22)      $    7      $  (15)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                            0            0           0
                                           ------       ------      ------
     Net unrealized gains (losses)            (22)           7         (15)
                                           ------       ------      ------
Other comprehensive income                 $  (22)      $    7      $  (15)
                                           ======       ======      ======

The following table sets forth the components of accumulated other comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                         (Dollars in thousands)

                                              Three months ended       Six months ended
                                                   June 30,               June 30,
                                                   --------               --------
                                                1998       1997        1998       1997
                                                ----       ----        ----       ----
Beginning balance                              $   82     $  (13)     $   75     $   60
Unrealized gains (losses) on securities, net      (10)        58          (3)       (15)
                                               ------     ------      ------     ------
Ending balance                                 $   72     $   45      $   72     $   45
                                               ======     ======      ======     ======


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

                            EXCHANGE BANCSHARES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS
================================================================================

Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and six-month period ended June 30, 1998.

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

     The Bank conducts its business through its five offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood and Lucas and contiguous counties in northwest Ohio.

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

Acquisition or Disposition of Assets

     On June 11, 1998, the Company entered into a definitive agreement with Towne Bancorp, Inc., an Ohio corporation located in Perrysburg, Ohio ("Towne Bancorp"), and Towne Bank, a wholly-owned subsidiary of Towne Bancorp, pursuant to which the Company agreed to purchase 1,000,000 shares of original issue common stock of Towne Bank for an aggregated purchase price of $2,000,000 ("Agreement"). On June 19, 1998, the parties entered into a Merger Agreement whereby Towne Bank would merge with and into The Exchange Bank, the wholly-owned subsidiary bank of the Company, with The Exchange Bank being the surviving bank in the merger ("Merger"). Cash consideration for the Merger was paid to Towne Bancorp in exchange for the remaining common stock of Towne Bank held by Towne Bancorp. The cash consideration paid to Towne Bancorp pursuant to the Merger Agreement consisted of $1.5 million to be adjusted upward or downward on a dollar for dollar basis based upon the amount of capital in Towne Bank's capital account that was greater than or less than $1,000,000 at the Closing of the transaction, with a minimum purchase price of $1,000,000. The actual cash consideration paid to Towne Bancorp at the Closing was $1,100,560 of which 25% was held back by the Company in an escrow account for a period of six months from Closing against which the Company may collect for any breaches of the representations, warranties and covenants given by Towne Bancorp and Towne Bank in the Agreement. The transactions contemplated by both the Agreement and by the Merger were consummated on June 19, 1998.

     Concurrently, on June 18, 1998, the Bank purchased the two parcels of real estate that contained the main office and the one branch of Towne Bank in Perrysburg and Sylvania, Ohio, respectively. Exchange Bancshares, Inc. and Ms. Carol Haas entered into a real estate purchase agreement on May 19, 1998 whereby the Company or its subsidiary would purchase the two parcels for $2,550,000, contingent upon the consummation of the transactions contemplated by the Agreement and the Merger Agreement. The purchase was closed into escrow on June 18, 1998, and the funds were released on June 19, 1998 upon the consummation of the Agreement and Merger Agreement.

     The Exchange Bank is an Ohio state-chartered bank which, prior to the transaction described herein, operated from its main office in Luckey, Ohio and through two branches located in Holland and Walbridge, Ohio.

Changes in Financial Condition

     At June 30, 1998, the consolidated assets of the Company totaled $91.3 million, an increase of $18.5 million, or 25.41%, from $72.8 million at December 31, 1997. The acquisition and merger of Towne Bank accounted for approximately $17.0 million of the increase. The remainder of the asset increase was in the loan portfolio which was supported by an increase of approximately $2.3 increase in deposits.

     Net loans receivable increased by $14.0 million, or 30.34%, to $60.3 million at June 30, 1998, compared to $46.2 million at December 31, 1997. The increase was primarily as a result of the previously mentioned bank acquisition, $11.8 million, and in the real estate and commercial loan portfolios where the new loan demand continued to exceed loan repayments.

     Investment securities decreased a net of $870,000, or 4.64%, from $18.8 million at December 31, 1997, to $17.9 million at June 30, 1998. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's strategy to expand their loan product base.

     Funds received from the deposit increases and the investment decreases were temporally invested in federal funds which increased $1.0 million, or 25.29%, from $3.9 million at December 31, 1997, to $4.9 million at June 30, 1998.

     Deposit liabilities increased $2.3 million in addition to the $15.7 million related to the bank merger. This is an increase of $18.0 million, 28.10%, from $63.9 million at December 31, 1997, to $81.9 million at June 30, 1998. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $308,000, or 3.65%, from $8.4 million at December 31, 1997, to $8.7 million at June 30, 1998. This increase was primarily the result of $363,000 in earnings for the first six months in the fiscal year 1998, and a $35,000 decrease in common shares held as treasury stock being offset by $98,000 in cash dividend payments. Additional shares were sold through the Dividend Reinvestment Plan (the "DRIP") which accounted for a $36,000 capital increase.

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

     The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 1998, Exchange Bancshares had no material commitments for capital expenditures.


                             Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

     General. Net income decreased for the three months ended June 30, 1998, to $155,000, as compared to the three months ended June 30, 1997, $196,000, a decrease of $41,000. This decrease was primarily attributed to an increase in other non-interest expense.

     Interest Income. Average earning assets have continued to increase during the second quarter of 1998 which has contributed to an increase in interest income of $123,000, or 8.91%, for the three months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $113,000 resulting from an increase in loans receivable and $63,000 increase in federal funds sold which was offset by a decrease of $53,000 in investment income as a result of the decrease in all other categories of earning assets except for deposits with banks which show an increase of $1,000.

     Interest Expense. Interest expense on deposit liabilities increased $80,000 for the three months ended June 30, 1998, as compared to the same period in 1997. Total deposits increased by approximately $2.3 million (exclusive of the deposit liabilities assumed in conjunction with the bank acquisition) comparing June 30, 1998 to 1997, the average interest paid on interest-bearing deposits increased by 50 basis points from 3.74% for the three months ended June 30, 1997, to 4.24% for the same period ended June 30, 1998. The FHLB advance outstanding during the three-month period ended June 30, 1998, resulted in an increase in interest expense to $3,000 in 1998 compared to $1,000 for the same period ended June 30, 1997.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $19,000 during the three months ended June 30, 1998, compared to no provisions and net charge-offs of $13,000 during the three months ended June 30, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income decreased $1,000, or 1.19%, to $84,000 for the three months ended June 30, 1998, from $85,000 for the three months ended June 30, 1997.

     Non-Interest Expense. Non-interest expense increased $106,000, or 17.49%, to $712,000 for the three months ended June 30, 1998, from $606,000 in the comparable period in 1997. Of this increase, $16,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the first quarter of 1997. The ratio of non-interest expense to average total assets was 3.76% and 3.45% for the three months ended June 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes decreased $26,000 for the three months ended June 30, 1998, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Six Months Ended June 30, 1998 and 1997

     General. Net income remained relatively constant for the six months ended June 30, 1998, $363,000, as compared to the six months ended June 30, 1997, $403,000, an decrease of $40,000. This decrease was primarily attributed to an increase in non-interest expense being off-set by an increases in net interest income and non-interest income.

     Interest Income. The increase in average earning assets contributed to an increase in interest income of $245,000, or 9.09%, for the six months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $248,000 resulting from an increase in loans receivable and $94,000 increase in federal funds sold which was offset by a decrease of $101,000 in interest income in the investment categories.

     Interest Expense. Interest expense on deposit liabilities increased $151,000 for the six months ended June 30, 1998, as compared to the same period in 1997. Total deposits increased significantly in 1998 compared to 1997, the average interest paid on interest-bearing deposits increased by 19 basis points from 3.69% for the six months ended June 30, 1997, to 3.88% for the same period ended June 30, 1998. The FHLB advance outstanding during the six-month period ended June 30, 1998, resulted in an increase in interest expense of $6,000 in 1998 compared to $1,000 interest expense for the same period ended June 30, 1997.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $30,000 during the six months ended June 30, 1998, compared to no provisions and net recoveries of $103,000 during the six months ended June 30, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $5,000, or 3.14%, to $164,000 for the six months ended June 30, 1998, from $159,000 for the six months ended June 30, 1997. The increase was primarily attributable to a $33,000 increase in service charges on deposit accounts being off-set by a decrease in other income of $26,000 and a $2,000 loss recognized on the sale of fixed assets in the six months ended June 30, 1997.

     Non-Interest Expense. Non-interest expense increased $155,000, or 13.56%, to $1.3 million for the six months ended June 30, 1998, from $1.1 million in the comparable period in 1997. Of this increase, $38,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing 21.72% over the levels experienced during the first two quarters of 1997. The ratio of non-interest expense to average total assets was 3.43% and 3.28% for the six months ended June 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes decreased $23,000 for the six months ended June 30, 1998, compared with the prior year, primarily as a result of lower taxable income for the quarter.

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

              Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              John Moore and Sharon Hoffman duly appointed Judges of Election of the Company do hereby certify that:

                    The Annual Meeting of Shareholders ("Annual Meeting") of the Company will be held at the Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio on May 20, 1998 following the shareholders' dinner at 6:30 p.m..

                    According to the certified list of shareholders which was presented at the Annual Meeting, there were 491,095 votes entitled to be cast at the Annual Meeting, of which 245,548 represented a majority. There were present at the Annual Meeting, in person or by proxy, 389,410 shares, at least a majority of the outstanding votes entitled to vote.

                    John Moore and Sharon Hoffman inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy. The following is a record of the votes cast in connection with the various propositions presented at the Annual Meeting:

                    Proposal No. 1:

                        RESOLVED, that Joseph R. Hirzel, Rolland I. Huss, and Marion Layman be elected to the Board of Directors of the Company for three year terms expiring in 2000.

                           Joseph R. Hirzel   Number of Votes For    388,515
                                              Percentage     79.1%
                                              Number of Votes Withheld   895
                                              Percentage      0.2%

                           Rolland I. Huss    Number of Votes For    385,332
                                              Percentage     78.5%
                                              Number of Votes Withheld 4,078
                                              Percentage      0.8%

                           Marion Layman      Number of Votes For    388,503
                                              Percentage     79.1%
                                              Number of Votes Withheld   907
                                              Percentage      0.2%

                    Proposal No. 2:

                        RESOLVED, that the appointment by the Board of Directors of the firm of Robb, Dixon, Francis, Davis, Oneson and Company as independent accountants of the Company for the fiscal year ending December 31, 1998 be ratified and approved in all respects.

                                                 FOR      AGAINST      ABSTAIN

                           Number of Votes     385,483     1,146        2,781

                           Percentage            78.5%      0.2%         0.6%



     ITEM 5 - OTHER INFORMATION

                    The Securities and Exchange Commission has recently amended
              Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting, without mention of the proposal in the proxy materials, if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

                    As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after March 1, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                     a.  Exhibit 27: Financial Data Schedule

                     b. Report on Form 8-K was filed during the quarter ended June 30, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.



Date /s/ August 14, 1998           /s/ Marion Layman
     -------------------           ----------------------------
                                   Marion Layman
                                   Chairman, President, and Chief Executive
                                   Officer



Date /s/ August 14, 1998           /s/ Marion Layman
     -------------------           ---------------------------
                                   Marion Layman
                                   Principal Accounting and Financial Officer