Form 10QSB
period 1998-09-30
EXCHANGE BANCSHARES INC
filed 1998-11-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED September 30, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                       Commission file number  - 33-53596
                             EXCHANGE BANCSHARES, INC.
                             ________________________
       (Exact name of small business issuer as specified in its charter)

                  OHIO                            34-1721453
     _______________________________            ________________
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

            237 Main Street
     P.O.Box 177, Luckey, Ohio                              43443
  _________________________________                        _______
  (Address of principal executive offices)                (Zip Code)

                                (419) 833-3401
                               ________________
                           (Issuer's telephone number)

                                      N/A
                                    _______
                  (Former name, former address and former fiscal year, if
                              changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No . . .
                                                                  ___

As of October 30, 1998, 517,963 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          EXCHANGE BANCSHARES, INC.

                                 LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
==========================================================================

                                                           Page Number

PART I        FINANCIAL INFORMATION

Item. 1.      Financial Statements (Unaudited)

              Condensed consolidated balance sheets --                      3
              September 30, 1998, and December 31, 1997

              Condensed consolidated statements of income
              and comprehensive income -- Three and nine months             4
              ended September 30, 1998 and 1997

              Condensed consolidated statements of cash flow--              5
              Nine months ended September 30, 1998 and 1997

              Notes to condensed consolidated financial                     6
              statements -- September 30, 1998, 1997 and December 31, 1997

Item 2.     Management's Discussion and Analysis of Financial              12
            Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              17

Item 2.     Changes in Securities and Use of Proceeds                      17

Item 3.     Defaults upon Senior Securities                                17

Item 4.     Submission of Matters to a Vote of Security Holders            17

Item 5.     Other Information                                              17

Item 6.     Exhibits and Reports on Form 8-K                               18

Signatures                                                                 19



                            EXCHANGE BANCSHARES, INC.
                                  Luckey, Ohio
                           CONSOLIDATED BALANCE SHEETS
================================================================================
                                                             (Dollars in thousands)
                                                         (Unaudited)
                                                         September 30,    December 31,
                                                            1998            1997
                                                            ____           ____
Assets
Cash and cash equivalents:
     Cash and amounts due from depository institutions   $    2,900      $   2,224
     Interest-bearing demand deposits in banks                   25            42
     Federal funds sold                                       6,511          3,926
                                                         __________      _________
          Total cash and cash equivalents                     9,436          6,192

Investment securities:
     Securities being held-to-maturity                       16,516          2,406
          (Fair value of $1,377 in 1998 and $2,405 in 1997)
     Securities available-for-sale, at fair value             1,243         16,362
                                                         __________     __________
          Total investment securities                        17,759         18,768

Loans                                                        62,137         46,872
Allowance for loan losses                                    (1,513)          (624)
                                                         __________     __________
          Net loans                                          60,624         46,248

Premises and equipment, net                                   3,903            844
Accrued interest receivable                                     834            625
Federal income taxes - current                                    7              0
Deferred income taxes                                           288             10
Goodwill                                                         39              0
Other assets                                                    248            108
                                                        ___________     __________

          Total assets                                  $    93,138     $   72,795
                                                        ===========     ==========

Liabilities
Deposits
     Non-interest-bearing                               $     9,080     $    6,371
     Now & MMDA accounts                                     14,611          9,756
     Savings passbook accounts                               15,929         14,591
     Time deposits of $100,000 or more                        7,823          5,091
     Other interest-bearing                                  36,290         28,119
                                                        ___________     __________
          Total deposits                                     83,733         63,928

Borrowed funds                                                  175            198
Accrued interest payable                                        176            149
Accrued federal income taxes                                      0             28
Other liabilities                                               105             49
                                                        ___________     __________

          Total liabilities                                  84,189         64,352
                                                        -----------     ----------
Shareholders' Equity
Preferred shares ($25.00 par value) 750 shares
     authorized, no shares issued                                 0              0
Common shares ($ 5.00 par value) 750,000 shares authorized;
     524,510 shares issued                                    2,622          2,622
Additional paid-in capital                                    3,758          3,745
Retained earnings                                             2,536          2,127
Treasury stock at cost, 6,547 and 8,961 shares                  (93)          (126)
Accumulated other comprehensive income                          126             75
                                                        ___________     __________


          Total shareholders' equity                          8,949          8,443
                                                        ___________     __________

          Total liabilities and shareholders' equity    $    93,138     $   72,795
                                                        ===========     ==========


The accompanying notes are an integral part of these financial statements.

                            EXCHANGE BANCSHARES, INC.
                                 Luckey, Ohio
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    (Dollars in thousands, except per share data)
                                                             (Unaudited)              (Unaudited)
                                                           3 Months Ended            9 Months Ended
                                                            September 30,             September 30,
                                                          1998      1997             1998     1997
                                                          ____      ____             ____     ____

Interest and dividend income
Interest and fees on loans                              $1,456     $1,050          $3,719    $3,065
Interest on investment securities:
     Taxable                                               252        280             740       857
     Exempt from federal income tax                          9         16              30        49
Dividend income                                             12          3              20         8
Interest on federal funds sold                              90         55             249       119
Interest on deposits with banks                              0          0               1         0
                                                         _____      _____           _____     _____
     Total interest income                               1,819      1,404           4,759     4,098


Interest expense
Interest on interest-bearing checking accounts             114         85              259      228
Interest on savings deposits                               119         97              323      292
Interest on time deposit                                   601        430            1,531    1,220
Interest on FHLB advances                                    1          3                8        4

Interest on federal funds purchased and securities sold
     under agreement                                         0          0                1        0
                                                         _____      _____            _____    _____
     Total interest expense                                835        615            2,122    1,744
                                                         _____      _____            _____    _____

     Net interest income                                   984        789            2,637    2,354

Provision for loan losses                                    0          0                0        0
                                                         _____      _____            _____    _____
     Net interest income after provision for loan loss     984        789            2,637    2,354

Non-interest income
Service charges on deposit accounts                         81         49              211      145
Gain (loss) on sale of other assets                          0         (1)               0        1
Other income                                                12         32               46       93
                                                         _____      _____            _____    _____
     Total noninterest income                               93         80              257      239

Non-interest expense
Salaries and employee benefits                             359        268              941      811
Net occupancy expense                                       73         37              152      110
Equipment expense                                           72         38              160      108
FDIC deposit insurance assessment                            4          2                8        5
State and other taxes                                       29         21               92       79
Goodwill amortization                                        1          0                1        0
Other expense                                              363        169              846      565
                                                         _____      _____            _____    _____
     Total non-interest expense                            901        535            2,200    1,678
                                                         _____      _____            _____    _____

Income before income taxes                                 176        334              694      915

Federal income tax expense                                  32        105              187      283
                                                         _____      _____            _____    _____
          Net income                                       144        229              507      632
Other comprehensive income                                  54         15               51       12
                                                         _____      _____            _____    _____

          Total comprehensive income                      $198       $244             $558     $644
                                                         =====      =====            =====    =====
Per common share data:
Basic net income                                         $0.23      $0.45            $0.98    $1.23
Diluted net income                                        0.23       0.45             0.98     1.23


The accompanying notes are an integral part of these financial statements.

                           EXCHANGE BANCSHARES, INC.
                               Luckey, Ohio
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
                                                            (Dollars in thousands)
                                                     (Unaudited)     (Unaudited)
                                                   9 Months Ended   9 Months Ended
                                                          September 30,    September 30,
                                                              1998            1997
                                                              ----            ----

Cash flows from operating activities:
Net income                                                $   507          $   632
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                        140               90
          Provision for loan losses                             0                0
          Deferred income taxes                              (305)              (3)
          Net loss on sale of other assets                      0               (1)
          Amortization/Accretion - net                         61               82
          Changes in operating assets and liabilities:
               Increase in accrued income receivable         (209)            (147)
               (Increase) decrease in other assets           (178)              22
               Increase in accrued interest payable            27               24
               Increase in other liabilities                   56               31
               Decrease in taxes payable                      (35)             (35)
                                                            _____            _____
                    Total adjustments                        (443)              63
                                                            _____            _____

Net cash provided by operations                                64              695

Cash flows from investing activities:
Purchase of held-to-maturity securities                         0                0
Purchase of available-for-sale securities                  (3,772)          (4,241)
Payments on maturities on held-to-maturity securities       1,142              541
Proceeds from maturities on available-for-sale securities   3,655            4,500
Net increase in loans                                     (14,661)          (3,822)
Capital purchases                                          (3,199)             (54)
Proceeds from sale of other real estate                         0               22
Proceeds from sale of loans                                   286                0
Proceeds from sale of other assets                              0                1
                                                            _____             _____

Net cash used in investing activities                     (16,549)          (3,053)

Cash flows from financing activities:
Net increase in deposits                                   19,804            3,803
Increase (decrease) in short-term borrowings                  (23)             199
Sale of treasury stock                                         46               22
Purchase of treasury stock                                      0              (43)
Dividends paid                                                (98)             (93)
                                                           ______            _____

Net cash provided by financing activities                  19,729            3,888
                                                           ______            _____

Net increase (decrease) in cash and cash equivalents        3,244            1,530
Cash and cash equivalents at beginning of period            6,192            4,694
                                                            _____            _____
Cash and cash equivalents at end of period                 $9,436           $6,224
                                                            =====            =====


Supplemental information:
     Cash paid for:
          Interest                                         $2,095           $1,721
          Net income taxes                                    527              321

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        EXCHANGE BANCSHARES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                September 30, 1998, 1997 and December 31, 1997
                                (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of September 30, 1998, and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                   (Dollars in thousands)
                          Nine months ended        Year ended
                           September 30,           December 31,
                               1998                    1997

Balance beginning of period  $  624                   $508
Balance acquired bank           962                      0
Provision for loan losses         0                      0
Charge-offs                     (86)                   (69)
Recoveries                       13                    185
                               _____                   ____

Balance, end of period        $1,513                  $624
                               =====                   ===


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 1998, consisted of one long-term advance totaling $175,000 and from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                         (Dollars in thousands)
                       At September 30, 1998                 At December 31, 1997

                             Range of     Weighted-           Range of     Weighted
                             interest      average            interest      average
                    Amount     rates    interest rate  Amount   rates   interest rate
                    ______     _____    _____________  ______   _____   _____________
After five years     $175      6.85%        6.85%       $198     6.85%       6.85%

The aggregate minimum future annual principal payments on borrowings are $3,000 in 1998, $5,000 in 1999, $6,000 in 2000, $6,000 in 2001, and $155,000
after 2001.



NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 1998.

                                        (Dollars in thousands)

                                                                        Categorized as "Well
                                                                         Capitalized" Under
                                                        For Capital       Prompt Corrective
                                      Actual        Adequacy Purposes     Action Provisions
                                      ______        _________________     _________________
                                 Amount     Ratio     Amount     Ratio     Amount     Ratio
                                 ______     _____     ______     _____     ______     _____
Total Risk-based Capital
     (to Risk-Weighted Assets)   $9,384     16.18%    $4,640      8.0%     $5,799      10.0%
Tier I Capital
     (to Risk-Weighted Assets)    8,649     14.91%      N/A       N/A       3,480       6.0%
Tier I Capital
     (to Total Assets)            8,649      9.85%    3,311       4.0%      4,549       5.0%
Tier I Capital
     (to Total Assets)             8,649      9.85%    2,729       3.0%        N/A        N/A

NOTE 5.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents would include shares held by the company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the company's Recognition Plan ("RRP"), and stock options granted under the company's Stock Option Plan ("SOP"). Currently the Company has no such plans in existence.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                   For the Quarter Ended September 30, 1998
                                 ____________________________________________
                                   Income          Shares         Per Share
                                 (Numerator)    (Denominator)       Amount
Basic EPS
Income available to
     common shareholders          $144,197         517,963           $0.28

Effect of dilutive securities:
None                                     0               0               0
                                  ________         _______           _____
Diluted EPS
Income available to
     common shareholders +
     assumed conversions          $144,197         517,963           $0.28
                                  ========         =======           =====

                                   For the Quarter Ended September 30, 1997
                                  __________________________________________

                                   Income            Shares        Per Share
                                (Numerator)       (Denominator)      Amount
Basic EPS
Income available to
  common shareholders            $229,572            513,654          $0.45

Effect of dilutive securities:
None                                    0                  0              0
                                 ________            _______          _____

Diluted EPS
Income available to
   common shareholders +
   assumed conversions            229,572            513,654          $0.45
                                  =======            =======          =====

                                 For the Nine Months Ended September 30, 1998
                                 ____________________________________________

                                  Income             Shares         Per Share
                               (Numerator)       (Denominator)       Amount
                               ___________       ____________        ______
Basic EPS
Income available to
    common shareholders          $507,069           515,854           $0.98

Effect of dilutive securities:
None                                    0                 0               0
                                 ________           _______           _____

Diluted EPS
Income available to
   common shareholders +
   assumed conversions           $507,069           515,854           $0.98
                                 ========           =======           =====

                                 For the Nine Months Ended September 30, 1997
                                 ____________________________________________
                                   Income            Shares         Per Share
                                  (Numerator)      (Denominator)      Amount
                                  -----------      -------------      ------
Basic EPS
Income available to
     common shareholders          $632,290          513,274           $1.23

Effect of dilutive securities:
None                                     0                0               0

                                  --------          --------         ------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           632,290           513,274          $1.23
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

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended September 30, 1998 and 1997:

                                                  (Dollars in thousands)
                                           Three months ended September 30, 1998
                                           ____________________________________
                                                            Tax
                                        Before-Tax     (Expense)   Net-of-Tax
                                          Amount       or Benefit    Amount
                                          ------       ----------    ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $85           $(31)        $54
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                             0              0           0
                                                --             --          --

     Net unrealized gains (losses)              85            (31)         54
                                                --             --          --
Other comprehensive income                     $85           $(31)        $54
                                               ===           =====        ===

                                                 (Dollars in thousands)
                                         Three months ended September 30, 1997
                                         _____________________________________
                                                          Tax
                                         Before-Tax    (Expense)    Net-of-Tax
                                           Amount      or Benefit     Amount
                                           ------      ----------     ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period               $22          $(7)         $15
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                            0            0            0
                                               --           --           --
     Net unrealized gains (losses)             22           (7)          15
                                               --           --           --
Other comprehensive income                    $22          $(7)         $15
                                              ===          ====         ===

                                                     (Dollars in thousands)
                                          Nine months ended September 30, 1998
                                        ______________________________________
                                         Before-Tax     (Expense)     Net-of-Tax
                                          Amount        or benefit      Amount
                                          ------        ----------      ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period              $78          $(27)         $51

     Less: reclassification adjustment
          for (gains) losses realized in
          net income                           0             0            0
                                              --            --           --
     Net unrealized gains (losses)            78           (27)          51
                                              --            --           --
Other comprehensive income                   $78          $(27)         $51
                                              ==            ==           ==

                                                  (Dollars in thousands)
                                          Nine months ended September 30, 1997

                                                            Tax
                                           Before-Tax    (Expense)    Net-of-Tax
                                            Amount      or Benefit       Amount
                                            ------      ----------       ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period               $19          $(7)         $12
   Less: reclassification adjustment
          for (gains) losses realized in
          net income                            0            0            0
                                               --           --           --
     Net unrealized gains (losses)             19           (7)          12
                                               --           --           --
Other comprehensive income                    $19          $(7)         $12
                                              ==            ==           ==

The following table sets forth the components of accumulated other comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                       (Dollars in thousands)
                                          Three months ended     Nine months ended
                                             September 30,         September 30,
                                             -------------         -------------
                                             1998     1997         1998     1997
                                             ----     ----         ----     ----
Beginning balance                             $72      $45          $75      $60
Unrealized gains (losses) on securities, net   54       15           51        0
                                               --       --           --       --
Ending balance                               $126      $60         $126      $60
                                             ====      ===         ====      ===

NOTE 7.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                         EXCHANGE BANCSHARES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS
=============================================================================


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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Exchange Bank, Luckey, Ohio, ("Bank").
The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or rece of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 1998.

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

     The Bank conducts its business through its five offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not material to the Company.

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

     Concurrently, on June 18, 1998, the Bank purchased the two parcels of real estate that contained the main office and the one branch of Towne Bank in Perrysburg and Sylvania, Ohio, respectively. Exchange Bancshares, Inc. and Ms. Carol Haas entered into a real estate purchase agreement on May 19, 1998, whereby the Company or its subsidiary would purchase the two parcels for $2,550,000, contingent upon the consummation of the transactions contemplated by the Agreement and the Merger Agreement. The purchase was closed into escrow on June 18, 1998, and the funds were released on June 19, 1998 upon the consummation of the Agreement and Merger Agreement.

     The Exchange Bank is an Ohio state-chartered bank which, prior to the transaction described herein, operated from its main office in Luckey, Ohio and through two branches located in Holland and Walbridge, Ohio.

Year 2000 Readiness

     As with other organizations, the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using the truncated fields may not work properly with dates beyond 1999. Correct processing of date orientated information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. Data processing for the Company is provided by a third party service bureau. The service bureau has stated that all their processing is or will be Year 2000 ready. The Company's subsidiary has been selected to be a "proxy" bank and will be one of the user institutions where the service bureau will be testing applications in December 1998.

     The federal regulatory agencies that regulate the Company and Bank have instituted mandatory interagency guidelines establishing Year 2000 standards for safety and soundness in order to ensure Year 2000 compliance by financial institutions. The federal banking regulatory agencies are overseeing this effort and are examining financial institutions periodically to track their Year 2000 complicance progress. The Company and Bank are working to satisfy the proscribed guidelines but there can be no assurance that all interim milestones will be met. However, management believes that the Company and Bank will be substantially compliant with Year 2000 guidelines.

     Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing procedures for these applications are in the process of development. Contingency plans are also being developed by each operating department. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible will be modified or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of September 30, 1998, the Company estimates that total Year 2000 implementation costs will not exceed $110,000 and are expected to be expensed over the next 15 months, impacting fiscal years ending December 31, 1998 and 1999. This estimate is based on information available at September 30, 1998, and may be revised as additional information and actual costs become available.

     The following discussion under the captions "Changes in Financial Condition" and "Results of Operations", make reference to the acquisition of the "bank" or the "two office locations" which have had a significant effect on the Company's operations during the second and third quarters of fiscal 1998. The following discussion, i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

Changes in Financial Condition

     At September 30, 1998, the consolidated assets of the Company totaled $93.1 million, an increase of $20.3 million, or 27.95%, from $72.8 million at December 31, 1997. The acquisition and merger of Towne Bank accounted for approximately $17.0 million of the increase. The remainder of the asset increase was in the loan portfolio which was supported by an increase of approximately $4.1 increase in deposits.

     Net loans receivable increased by $14.4 million, or 31.08%, to $60.6 million at September 30, 1998, compared to $46.2 million at December 31, 1997. The increase was primarily as a result of the previously mentioned bank acquisition, $11.8 million, and in the real estate and commercial loan portfolios where the new loan demand continued to exceed loan repayments.

     Investment securities decreased a net of $1.0 million, or 5.38%, from $18.8 million at December 31, 1997, to $17.8 million at September 30, 1998. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's strategy to expand their loan product base.

     Funds received from the deposit increases and the investment decreases were temporally invested in federal funds which increased $2.6 million, or 65.84%, from $3.9 million at December 31, 1997, to $6.5 million at September 30, 1998.

     Deposit liabilities increased $4.1 million in addition to the $15.7 million related to the bank merger. This is an increase of $19.8 million, 30.98%, from $63.9 million at December 31, 1997, to $83.7 million at September 30, 1998. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $506,000, or 5.99%, from $8.4 million at December 31, 1997, to $8.9 million at September 30, 1998. This increase was primarily the result of $507,000 in earnings for the first nine months in fiscal 1998, and a $35,000 decrease in common shares held as treasury stock being offset by $98,000 in cash dividend payments. Additional shares were sold through the Dividend Reinvestment Plan (the "DRIP") which accounted for a $36,000 capital increase.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At September 30, 1998, Exchange Bancshares had no material commitments for capital expenditures.

Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1997

     General. Net income decreased for the three months ended September 30, 1998, to $144,000, as compared to the three months ended September 30, 1997, $229,000, a decrease of $85,000. This decrease was primarily attributed to the increases in the various operating expenses, a number of which are directly related to the acquisition of Towne Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have continued to increase during the third quarter of 1998 which has contributed to an increase in interest income of $415,000, or 29.56%, for the three months ended September 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $406,000 resulting from an increase in loans receivable, $35,000 increase in federal funds sold and $9,000 increase in dividend income which was offset by a decrease of $33,000 in investment income primarily as a result of the maturities and repayments.

     Interest Expense. Interest expense on deposit liabilities increased $220,000 for the three months ended September 30, 1998, as compared to the same period in 1997. Total deposits increased by approximately $4.1 million (exclusive of the deposit liabilities assumed in conjunction with the bank acquisition) comparing September 30, 1998 to 1997, the average interest paid on interest-bearing deposits increased by 31 basis points from 4.38% for the three months ended September 30, 1997, to 4.69% for the same period ended September 30, 1998. The FHLB advance outstanding during the three-month period ended September 30, 1998, resulted in a decrease in interest expense to $1,000 in 1998 compared to $3,000 for the same period ended September 30, 1997.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $43,000 during the three months ended September 30, 1998, compared to no provisions and net charge-offs of $14,000 during the three months ended September 30, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $13,000, or 16.25%, to $93,000 for the three months ended September 30, 1998, from $80,000 for the three months ended September 30, 1997. Service charges on deposit accounts increased $32,000 while other income (primarily miscellaneous fee income) decreased by $20,000.

     Non-Interest Expense. Non-interest expense increased $366,000, or 68.41%, to $901,000 for the three months ended September 30, 1998, from $535,000 in the comparable period in 1997. Of this increase, $91,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary and benefit adjustments as well as additional staffing associated with the addition of two branch office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same three month period in 1997. The significant increase in other expense, $194,000, was primarily a result of the additional expenses incurred as a result of the due diligence efforts, legal and accounting fees, and the data system conversions associated with the recent bank acquisition.

     Income Taxes. The provision for income taxes decreased $73,000 for the three months ended September 30, 1998, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Nine Months Ended September 30, 1998 and 1997

     General. Net income decreased $125,000, or 19.78%, for the nine months ended September 30, 1998, $507,000, as compared to the nine months ended September 30, 1997, $632,000. This decrease was primarily attributed to an increase in non-interest expense being off-set by an increases in net interest income and non-interest income.

     Interest Income. The increase in average earning assets contributed to an increase in interest income of $661,000, or 16.13%, for the nine months ended September 30, 1998 compared to 1997. The increase was attributed to the additional loan income of $654,000 resulting from an increase in loans receivable and $130,000 increase in federal funds sold which was offset by a decrease of $123,000 in interest income in the investment categories.

     Interest Expense. Interest expense on deposit liabilities increased $378,000 for the nine months ended September 30, 1998, as compared to the same period in 1997. Total deposits increased significantly in 1998 compared to 1997, the average interest paid on interest-bearing deposits increased by 23 basis points from 4.23% for the nine months ended September 30, 1997, to 4.46% for the same period ended September 30, 1998. The FHLB advance outstanding during the nine-month period ended September 30, 1998, resulted in an increase in interest expense to $8,000 in 1998 compared to $4,000 interest expense for the same period ended September 30, 1997.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $73,000 during the nine months ended September 30, 1998, compared to no provisions and net recoveries of $127,000 during the nine months ended September 30, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $18,000, or 7.53%, to $257,000 for the nine months ended September 30, 1998, from $239,000 for the nine months ended September 30, 1997. The increase was primarily attributable to a $66,000 increase in service charges on deposit accounts being off-set by a decrease in other income of $47,000 and a $1,000 loss recognized on the sale of other assets in the nine months ended September 30, 1997.

     Non-Interest Expense. Non-interest expense increased $522,000, or 31.11%, to $2.2 million for the nine months ended September 30, 1998, from $1.7 million in the comparable period in 1997. Of this increase, $130,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments and additional staffing as a result of the bank acquisition . Normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing over the levels experienced during the first three quarters of 1997. The significant increase in other expense, $281,000, was primarily a result of the additional expenses incurred as a result of the due diligence efforts, legal and accounting fees, and the data system conversions associated with the recent bank acquisition.

     Income Taxes. The provision for income taxes decreased $96,000 for the nine months ended September 30, 1998, compared with the prior year, primarily as a result of lower taxable income for the period.

                            EXCHANGE BANCSHARES, INC.

                          PART II - OTHER INFORMATION
===========================================================================


ITEM 1 - LEGAL PROCEEDINGS

          In June 1998, The exchange Bank merged with Town Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996 between Towne Bancorp, Inc., Towne Bank and Norman J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the "Agreement"). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood, if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of the Bancorp or Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1) Joseph Gomez and Read Backus, et al. vs. Town Bancorp, Inc. et al.-- United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (22) Anne Stahl Crowlety, Trustee, et al. V. Huntington Trust Co., N.A., et al. - United States District Court, Northern District of Ohio, Western Division, Case No.3:98CV7575. Mr. Rood has hired legal counsel and has made the demand that Towne Bancorp, Inc. and The Exchange Bank indemnify him under the Agreement for expenses and attorneys fees as provided for in the Agreement, Mr. Rood's attorneys have agreed to provide The Exchange Bank with regular status reports regarding the litigation and have estimated that the total expenses of the defense could exceed $75,000. In the event The Exchange Bank would be liable for the full expenses associated with Mr. Rood's defense, The Exchange Bank would look to Towne Bancorp, Inc. and Towne Bank's directors and officers insurance policy for contribution. There is no assurance, however, that Towne Bancorp, Inc. will have the funds to make the appropriate contribution or that the insurer will pay on the claim.


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

     As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after March 1, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting


     ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibit 27: Financial Data Schedule

               b. Report on Form 8-K was filed during the quarter ended September 30, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.



Date  /s/ November 11, 1998        /s/ Marion Layman
      ---------------------        ----------------------------------------
                                   Marion Layman
                                   Chairman, President, and Chief Executive
                                   Officer



Date /s/ November 11, 1998        /s/ Marion Layman
     ---------------------        ------------------------------------------
                                  Marion Layman
                                  Principal Accounting and Financial Officer