Form 10KSB
period 1998-03-31
EXCHANGE BANCSHARES INC
filed 1999-03-31
CIK 720912

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB
               ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT of 1934

               For the fiscal year ended December 31, 1998
                      Commission File Number  33-54566
                           _____________________

                          EXCHANGE BANCSHARES, INC.
              (name of small business issuer in its charter)

            Ohio                                  34-1721453
  (State or other Jurisdiction                  (IRS Employer
  of incorporation or organization)           Identification Number)

                237 Main Street, Box 177, Luckey, Ohio   43443
            (Address of principal executive offices)    (zip code)

                 Issuer's telephone number  (419) 833-3401
                 -----------------------------------------
      Securities registered under Section 12(b) of the Exchange Act:
                               not applicable
      Securities registered under Section 12(g) of the Exchange Act:
                      Common Shares ($5.00 Par Value)
                    Preferred Shares ($25.00 Par Value)

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

     State issuer's revenues for the most recent fiscal year.  $7,007,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices if such stock, as of a specified date within the past 60 days: As of March 19, 1999, 521,094 common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $10,903,687 based upon the trading price of $24.75 per share.

     Documents Incorporated by References

     The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Exchange Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

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

Forward-Looking Statements

     When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Holding Company's financial performance and could cause the Holding Company's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     The Holding Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

Employees

     As of December 31, 1998, the Bank had 43 full and 10 part-time employees. Personnel costs incurred by the Holding Company are reimbursed to the Bank.

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

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1998 and December 31, 1997 the legal lending limits were approximately $1,583,000 and $1,183,000 respectively. As of December 31, 1998 and 1997, no loans were over the legal lending limit.


ITEM 2. Properties

     The Bank's principal office is located at 235 Main Street, Luckey, Ohio 43443. The Bank's four branches are located at 311 North Main Street, Walbridge, Ohio 43465, 940 Clarion Avenue, Holland, Ohio 43528, 610 East South Boundary Street, Perrysburg, Ohio 43551, and 6401 Monroe Street, Sylvania, Ohio 43560. All of the above properties are owned by the Bank. The Holding Company operates out of the Bank's main office although it has a separate mailing address. The Holding Company reimburses the Bank for the fair value of the space occupied.

ITEM 3. Legal Proceedings

     In June 1998, The Exchange Bank merged with Towne Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996 between Towne Bancorp, Inc., Towne Bank and Norman J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the "Agreement"). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of the Bancorp or Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1)Joseph Gomez and Read Backus, et al. vs. Towne Bancorp, Inc. et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (2)Anne Stahl Crowley, Trustee, et al. vs. Huntington Trust Co. N.A., et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7575. Mr. Rood has hired legal counsel and has made demand that Towne Bancorp, Inc. and The Exchange Bank indemnify him under the Agreement for expenses and attorney fees as provided for in the Agreement. Mr. Rood's attorneys have agreed to provide The Exchange Bank with regular status reports regarding the litigation and have estimated that the total expenses of the defense could exceed $75,000. In February 1999, Mr. Rood was dismissed from these lawsuits, but there can be no assurance that he will not be adjoined.
In the event The Exchange Bank would be liable for the full expenses associated with Mr. Rood's defense and/or liability, The Exchange Bank would look to Towne Bancorp, Inc. and Towne Bank's directors and officers insurance policy for contribution. There is no assurance, however, that Towne Bancorp, Inc. will have the funds to make the appropriate contribution or that the insurer will pay their claim.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                      PART II


ITEM 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters

     At December 31, 1998, the Corporation had approximately 835 shareholders of record. The McDonald & Company, broker-dealer, makes a limited over-the-counter market in shares of Corporation Common Stock. In addition, there have been a limited number of private transactions known to the management of the Corporation. Based solely on information made available to the Corporation from First Scioto Company and from a limited number of buyers and sellers, shares of the Corporation Common Stock that have been traded in private transactions since January 1, 1996 were traded at a high of $23.50 and a low of $14.02. There are no plans to list the shares of the Corporation Common Stock on any stock exchange.

     Through 1998, McDonald & Company and Sweney Cartwright & Co. offered to purchase shares of stock of the Corporation at prices ranging from $16.33 to $22.50 per share, and was offering to sell such shares at prices ranging $17.33 to $23.50 per share. The offer to purchase shares, in some instances was conditional upon their ability to sell the shares at a predetermined price. In addition to shares traded through McDonald & Company and Sweney Cartwright & Co. there have been a limited number of private transactions known to the Management of the Corporation.

     Effective January 1, 1994, the Corporation acquired the Bank and shareholders of the Bank exchanged one share of Bank stock for four shares of the Corporation. In 1998 the Corporation declared cash dividends of $.19 per share payable on June 15, 1998 to shareholders of record on May 30, 1998 and a cash dividend of $.30 per share payable on December 18, 1998 to shareholders of record on December 4, 1998. The Corporation also declared a five percent stock dividend to shareholders of record on May 31, 1998 payable on June 15, 1998. In 1997 the Corporation declared cash dividends of $.18 per share payable on June 16, 1997 to shareholders of record on June 2, 1997 and a cash dividend of $.29 per share payable on December 19, 1997 to shareholders of record on December 1, 1997. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 1997 payable on June 16 1997. In 1996 the Corporation declared cash dividends of $.13 per share payable on June 15, 1996 to shareholders of record on June 1, 1996 and a cash dividend of $.27 per share payable on December 16, 1996 to shareholders of record on December 2, 1996. The Corporation also declared a five percent stock dividend to shareholders of record on June 1, 1996 payable on June 15, 1996.

                    March 31, 1998     June 30, 1998     September 30, 1998     December 31, 1998
High                   $18.52             $22.00            $22.88                 $23.50
Low                    $17.33             $18.05            $21.50                 $21.88
Dividend Declared       $0.00              $0.19             $0.00                 $ 0.30
Stock Dividend                              5%

                    March 31, 1997     June 30, 1997     September 30, 1997     December 31, 1997
High                   $15.38             $16.28            $17.80                 $18.05
Low                    $14.47             $15.38            $16.62                 $16.62
Dividend Declared      $0.00              $0.18             $0.00                 $0.29
Stock Dividend                             5%

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

     The Bank, as a State Bank is subject to the dividend restrictions set forth by the State of Ohio Division of Financial Institutions. Under such restrictions, the Bank may not, without the prior approval of the Superintendent of Financial Institutions, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Exchange Bancshares, Inc., (the "Holding Company") was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The Holding Company acquired the Bank on January 1, 1994, and as of December 31, 1998 had combined assets of $95 million, $61 million in net loans, and $85 million in deposits. The Bank through its three commercial banking offices located in Wood County, Ohio, and two Lucas County offices, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. Selected financial data on the Holding Company's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, Luckey, Ohio, which accounts for substantially all of the Holding Company's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares Inc. in conformity with generally accepted accounting principles ("GAAP"). The Board of Directors engaged Robb, Dixon, Francis, Davis, Oneson and Company, independent auditors, to audit the financial statements, and their report is included on page XX of this report. To assist in understanding and evaluating major changes in the Holding Company's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 1998 results of operations.

I - FINANCIAL CONDITION

     Loan Portfolio. Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 1998. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of northwestern Ohio. At December 31, 1998, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

     Average loans increased 24.38% in 1998 to represent 69.43% of average earning assets compared to 65.29% in 1997 and 61.48% in 1996. Year-end total real estate loans of $51,012,000 represented approximately 81.13% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 72.74% at December 31, 1994 to 81.13% at December 31, 1998. Installment loans to individuals have increased moderately to 11.32% of loans outstanding at December 31, 1998 continuing the trend begun in 1997. Prior to 1997 the installment loan portfolio had been declining steadily since 1993 when they comprised 16.60% of total loan portfolio. The dollar amounts of commercial loans (including tax-exempt loans) increased in 1998 to 6.14% of the total loans outstanding primarily as a result of the acquisition of Towne Bank in June 1998. Prior to 1998 the commercial loan portfolio had remained constant, however, their relative portion of the loan portfolio had decreased from 6.38% at December 31, 1994 to 4.94% at December 31, 1997. The dollar amount of agricultural loans outstanding at December 31, 1998 represented 1.40% of the total loans outstanding. Agricultural loan outstanding have remained relatively constant over the last four years while the relative portion of total loans has continued to decline. The table entitled "Loan Information" provides a five-year summary of the loan history.

Exchange Bancshares, Inc. and Subsidiary
Loan Information

In thousands, except ratios                         1998       1997       1996       1995     1994
                                                    ----       ----       ----       ----     ----
Loans at December 31,
Commercial                                          $2,880       955       783       851      1,353
Agricultural                                           880       709       802       943      1,259
Real estate
     Secured by 1-4 family residential properties   31,813    24,353    20,826    19,037     17,815
     Secured by other properties                    19,199    13,170    11,449    10,637      9,162
Consumer                                             7,115     6,322     6,067     6,132      6,476
Tax-exempt                                             983     1,360     1,533       798      1,013
All other                                                4         3        11         4          9
                                                   -------    ------    ------    ------     ------
     Total                                         $62,874    46,872    41,471    38,402     37,087
                                                   =======    ======    ======    ======     ======
Allowance for Loan Losses
Balance at beginning of year                           624       508       483       465        469
Allowance related to acquired loans                    961         0         0         0          0
Provision for loan losses                                0         0        75       120         80
Charge-offs
     Commercial and agricultural                         0         0         0       106         17
     Consumer                                           88        38        48        24         84
     Credit Card                                        37        31        20         6          8
     Real estate                                         0         0         0         0          0
                                                       ---        --        --       ---        ---
          Total charge-offs                            125        69        68       136        109
                                                       ===        ==        ==       ===        ===
Recoveries
     Commercial and agricultural                        60       156         0        25          6
     Consumer                                           19        25        13         7         15
     Credit card                                         1         2         3         1          4
     Real estate                                         2         2         2         1          0
                                                     -----      ----      ----      ----       ----
          Total recoveries                              82       185        18        34         25
                                                     -----      ----      ----      ----       ----
Net charge-offs                                         43      (116)       50       102         84
                                                     -----      ----      ----      ----       ----
Balance at end of year                              $1,542      $624      $508      $483       $465
                                                    ======      ====      ====      ====       ====

Allocation of Allowance for Loan Losses
Commercial                                          $1,001       157       183       236        186
Consumer                                                84        72        68        54         28
Real estate                                            160       161       159        62         74
Unallocated                                            298       234        98       131        177
                                                    ------      ----      ----      ----       ----
     Total                                          $1,543      $624      $508      $483       $465
                                                    ======      ====      ====      ====       ====

Credit Quality Ratios
Net charge-offs as a percentage of average loans      0.08%    (0.26)%    0.13%     0.27%     0.23%

     Allowance for loan losses to
          Total loans at year end                     2.45%     1.33%     1.22%     1.26%     1.25%
          Net charge-offs                            35.86     (5.38)    10.16      4.74      5.54
Provision for loan losses to average loans            0.00%     0.00%     0.19%     0.32%     0.22%
Earnings coverage of net charge-offs                 21.15    (10.43)    23.12      9.80     10.87

     In addition to the loans reported in Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $11.7 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note J of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

     Non-Performing Assets. The Table entitled "Non-performing Assets and 90-Day Past Due Loans" provides a six-year summary of nonperforming assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan foreclosure.

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

     Loans accounted for on a non-accrual basis increased $324,000 or 532.00% as of year-end 1998. Nonperforming assets at December 31, 1998 totaled $514,000 or 0.54% of total assets. This represents an increase of $429,000 or 504.71% from December 31, 1997. The large increase in nonperforming assets is attributable to the assets acquired as a result of the merger with Towne
Bank. Management is continuing to monitor these assets and strengthening the Bank's position whenever possible.

     Analysis of the Allowance/Provision for Loan Loss. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See the table entitle "Loan Information" for a five-year summary.


Exchange Bancshares, Inc. and Subsidiary
Non-performing Assets and 90-Day Past Due Loans

In thousands, except per share amounts           1998        1997        1996        1995        1994
1993
At December 31,
---------------------------------------
Non-accrual loans                                $399           75          196        336          25       49
Restructured loans                                  0            0            0          0           0        0
                                                 ----         ----         ----       ----       -----     ----
  Total non-accrual and restructured loans        399           75          196        336          25       49
Other real estate owned                             0            0           0           0          26       23
                                                 ----         ----         ----       -----       ----     ----
 Total non-performing assets                      399           75          196        336          51       72
Loans past due 90-days or more*                   115           10          125         57         162       31
                                                 ----         ----         ----       -----       ----     ----
  Total non-performing assets and
   90-day past due loans                         $514           85          321        393         213      103
                                                 ====         ====         ====       ====        ====     ====
Impaired loans                                   $720           17           23          0         N/A      N/A
                                                 ====         ====         ====       ====        ====     ====

*Excludes non-accrual and restructured loans

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

     Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans.

     The loans are graded for asset quality by the reviewer and independently analyzed by both the senior loan officer and the chief executive officer of the bank. The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 24.26% of the reserve while the installment (consumer) and real estate loans would require 75.84% and 0.00%, respectively. Currently, the allowance for loan losses has been allocated based upon the results of the loan reviews and management's assessment of the overall portfolio and other factors as follows; commercial loans - 64.87%, real estate loans - 10.37% and consumer loans - 5.44%. The remaining 19.31% of the allowance is currently "unallocated". The losses experienced, combined with the type and market value of the collateral securing the various loans within the portfolio, is the primary reason for the percentage allocation of the allowance to the individual loan types.

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 1998. The Bank has no exposure from troubled debts to lesser developed countries nor from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio increased to 1.43% in 1998 from 0.90% and 0.78% in 1997 and 1996, respectively. The allowance for loan losses to loan balances outstanding at year-end was 2.45%, 1.33% and 1.22% for years 1998, 1997 and 1996, respectively.

     The Bank experienced net charge-offs in 1998 of $43,000 as compared to net recoveries in 1997 of $116,000 and net charge-offs in the preceding three years. The 1997 net recovery position is primarily attributed to a single borrower. Net charge-offs in 1996 decreased to $50,000 from $102,000 in 1995. The yearly average net charge-offs for the last five-year period (1994-1998) were $33,000.

     The absence of a provision for loan losses in 1998 was due to the $961,000 allowance for possible loan losses associated with the merger of Towne Bank as well as, the over-all quality of the loan portfolio and management's assessment of the local economic conditions. The decrease in the provision for the allowance for loan loss in 1997 and prior years is attributed to efforts by Management (in 1995) to strengthen loan administration, underwriting guidelines, and collection policies and procedures coupled with the increase in the amount of credits granted. It should be noted that as the Bank's loan portfolio experiences growth, there will normally be an increase in credit losses. However, it is Management's intention to minimize such losses through prompt loan collection efforts and the credit review process.

     Investments. Investments represent the second largest use of financial resources. The investment portfolio, shown in the table "Other Balance Sheet Data - Maturity of Investment Securities", includes United States Treasury and Federal agency securities, state and municipal obligations, mortgage-backed securities, other securities consisting of collateralized mortgage obligations ("CMO's"), corporate debt securities and equity securities of the Independent State Bank of Ohio.

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

       In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders'
equity.   At December 31, 1998 and 1997 the Holding Company's shareholders'
equity contained $109,000 and $75,000, respectively, in unrealized gains on securities available-for-sale.

     Investment securities at year-end 1998 increased $702,000 or 3.74% from year-end 1997 while federal funds sold increased $948,000 from 1997 or 24.15%. Because the increase in total deposit account balances (primarily as a result of the Towne Bank acquisition) exceeded the funding needs of the Bank's loan portfolio, coupled with the interest rate structure within the investment portfolio, excess funds were allocated primarily to the federal fund portfolio with the remainder utilized to purchase additional investment securities. Management maintains Federal funds sold balances consistently at levels that will cover short-term liquidity needs of the Bank.

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

     Deposits. The "Consolidated Average Balance Sheet and Related Yields and Rates" table highlights average deposits and interest rates during the last three years. Average deposits have increased in 1998, approximately $11,060,000 or 19.90% from 1997 which had decreased from 1996, approximately $2,169,000 or 4.06%. The average cost of funds for the bank was approximately 4.43% for the year ended December 31, 1998 compared to 4.29% and 4.07% for 1997 and 1996, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. Aside from the deposits acquired from the Towne Bank merger, during 1998 the Bank also experienced continued shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts. As a result the Bank's cost of funds has increased steadily putting additional pressure on the net interest margin. Management has responded to this pressure by competitively pricing its loan products and managing the investable funds. As a result, the net interest margin has decreased by 6 basis points since December 31, 1997.

     Shareholders' Equity. Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Six-Year Consolidated Financial Summary" table, reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 10% for the past four years. It should be noted that this ratio decreased by 97 basis points in 1998 to 10.41% and increased in 1997 by 15 basis points to 11.38%. The decrease resulted primarily from a large dividend being declared to the holding company to fund the acquisition of Towne Bank. It should also be noted that the return on average assets decreased in 1998 to $0.80 from $1.17 in 1997. This is due primarily to the additional legal, accounting and other expenses associated with the acquisition, as well as, interest rate fluctuations, deposit growth fluctuations, an increase in loan and investment volumes and a modest increase in other operating costs.

     The yield (interest expense) on liabilities increased more rapidly than the yield (interest income) on interest earning assets, resulting in a decrease in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.43%, 0.90% and 0.78% for years 1998, 1997, and 1996, respectively.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 1998, the Bank's risk-based capital ratio for Tier I and Tier II capital was 14.10% and 15.30% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The "Risk-Based Capital" table contains a summary of both the Bank's risk-based capital and leverage components and ratios.

II - RESULTS OF OPERATIONS

     General. The Holding Company had consolidated net income of $672,0000 or $1.30 basic earnings per share, for the year ended December 31, 1998 as compared to $835,000 or $1.63 basic earnings per share for 1997 and $747,000 or $1.44 basic earnings per share for 1996. Return on average assets ratio
(ROAA) was 0.80%, 1.17% and 1.10% in 1998, 1997, and 1996, respectively.

     Net Interest Income. Net interest income, the income received on investments in loans, securities, due from banks, and federal funds less interest paid to depository and short-term creditors to fund these investments is the Bank's primary source of revenue. The following discussion and analysis of the Bank's net interest income is based primarily on the tables entitled "Consolidated Average Balances Sheets and Related Yields and Rates", "Income Statement Data - Changes in Tax Equivalent Income", and "Interest Sensitive Assets and Liabilities" for all years presented using the Federal statutory rate of 34%. These tables have been prepared on a tax-equivalent basis. The stated (pre-tax) yield on tax-exempt loans and securities are lower than the yield on taxable assets of similar risk and maturity. The average balances were calculated on a monthly basis.

Exchange Bancshares, Inc. and
Subsidiary

Consolidated Average Balance Sheets and Related Yields and Rates*

                                              1998                                    1997                             1996
                                    ---------------------------    ----------------------------   ------------------------------


                                                      In thousands, except ratios
                                               Interest  Average             Interest   Average              Interest   Average
                                     Average   Income    Yields/   Average   Income/    Yields/   Average    Income/    Yields/
                                     Balance   Expense   Rates     Balance   Expense    Rates     Balance    Expense    Rates
                                     -------   -------   ------    -------   -------    -----     -------    -------    -----

Cash and due from banks              $2,618                        $2,480                         $2,103
Interest bearing deposits in banks       35     $     2   5.71%        44    $     2     4.55%         0     $     0
Federal funds sold                    6,612         358   5.41%     3,538        192     5.43%     3,678         193     5.25%
Investment securities
     Taxable debt securities         16,402         988   6.02%    18,406      1,130     6.14%    19,734       1,189     6.03%
     Tax-exempt debt securities         735          52   7.07%     1,234         87     7.05%     1,223          86     7.03%
     Equity securities                  455          32   7.03%       314         17     5.41%       146           9     6.16%
                                     ------       -----            ------    ------               ------       -----
      Total Investment securities    17,592       1,072   6.09%    19,954      1,234     6.18%    21,103       1,284     6.08%
Loans
     Real Estate                     28,413       2,499   8.80%    22,969      2,048     8.92%    21,235       1,912     9.00%
     Consumer                         6,772         847  12.51%     5,742        704    12.26%     5,743         710    12.36%
     Commercial                      19,874       1,840   9.26%    15,554      1,428     9.18%    12,578       1,151     9.15%
                                     ------       -----            ------      -----              ------       -----
     Total loans                     55,059       5,186   9.42%    44,265      4,180     9.44%    39,556       3,773     9.54%

          Total earning assets       79,298       6,618   8.35%    67,801      5,608     8.27%    64,337       5,250     8.16%
                                                  -----                        -----              ------       -----
Allowance for loan losses            (1,130)                         (612)                          (503)
Other assets                          3,459                         1,705                          1,809
                                     ------                        ------                         ------
          Total assets              $84,245                       $71,374                        $67,746
                                    =======                       =======                        =======

Liabilities and Shareholders'
Equity
Noninterest-bearing deposits        $ 8,337                       $ 7,342                        $ 6,474
Interest-bearing deposits
     NOW accounts                    10,644          77   3.54%     8,500         270     3.18%    7,910        243     3.07%
     Money market accounts            1,619          44   2.72%     1,470          39     2.65%    1,658         44     2.65%
     Savings accounts                15,334         391   2.55%    14,858         387     2.60%   16,100        421     2.61%
     Time deposits                   39,035       2,134   5.47%    30,744       1,683     5.47%   27,735      1,466     5.29%
                                     ------       -----            ------       -----            -------      -----
           Total interest-bearing
              deposits               66,632       2,946   4.42%    55,572       2,379     4.28%   53,403      2,174     4.07%
Borrowed funds                          183          12   6.56%       107           8     7.48%        0          0
                                     ------       -----            ------       -----             ------      -----

  Total interest-bearing liabilities 66,815       2,958   4.43%    55,679       2,387     4.29%   53,403      2,174     4.07%
                                                  -----                         -----                         -----
Other liabilities                       321                           230                            263
Shareholders' equity                  8,772                         8,123                          7,606
                                    -------                        ------                         ------
     Total liabilities and
      shareholders' equity          $84,245                       $71,374                        $67,746
                                    =======                       =======                        =======
Net interest income (tax-equivalent basis)       $3,660                        $3,221                         $3,076
                                                 ======                        ======                         ======

Yield spread                                              3.92%                           3.98%                         4.09%
Net interest income to earnings assets                    4.62%                           4.75%                         4.78%
Interest-bearing liabilities to earning asset            84.26%                          82.12%                        83.01%


Exchange Bancshares, Inc. and Subsidiary
Income Statement Data

                                                          1998 Over 1997                       1997 Over 1996
                                                     -----------------------            -------------------------
In Thousands                                    Volume     Yield/Rate     Total     Volume     Yield/Rate
Total
Changes in Tax Equivalent Interest Income *
-------------------------------------------
Interest Income                                 $      0   $      0       $     0    $     2    $    0        $    2
Federal funds sold                                   167         (1)          166         (7)        6            (1)
Investment securities                               (146)       (16)         (162)       (70)       20           (50)
Loans                                              1,019        (13)        1,006        449       (42)          407
                                                   -----        ----        -----        ---       ----         ----
     Total                                         1,040        (30)        1,010        374       (16)          358
                                                   =====        ====        ======       ===       ====         ====


Interest expense
Interest-bearing deposits                            473         94           567         88       117           205
Borrowed funds                                         6         (2)            4          8         0             8
                                                     ---         ---          ---        ---       ---           ---
     Total                                           479         92           571         96       117           213
                                                     ---         ---          ---        ---       ---           ---

Net interest income                                 $561      $(122)        $ 439       $278     $(133)         $145
                                                    ====      ======        =====       ====     ======         ====

*Changes in the average balance/rate are allocated entirely to the yield/rate changes

Analysis of Selected Non-Interest Expenses
------------------------------------------
                                                   1998       % Change       1997        % Change      1996
Salaries and benefits
Salaries                                           $1,110      21.7%         $  912      3.3%          $  883
Benefits                                              254      27.0%            200      2.0%             196
                                                   ------                    ------                     -----
     Total                                         $1,364      22.7%         $1,112                    $1,079
                                                   ======                    ======                    ======
Occupancy and equipment
Depreciation                                         $216      81.5%         $119        (9.2)%          $131
Maintenance and repairs                               146      53.7%           95        25.0%             76
Real estate taxes                                      29      61.1%           18         5.9%             17
Insurance                                              17      13.3%           15        (6.3)%            16
Utilities                                              51       6.3%           48         2.1%             47
                                                     ----                    ----                        ----
     Total                                           $459      55.6%         $295         2.8%           $287
                                                     ====                    ====                        ====

Other expenses
Advertising                                         $  38       5.6%         $  36      (23.4)%         $  47
Dues and subscriptions                                 18      12.5%            16       23.1%             13
Telephone                                              48      37.1%            35      (10.3)%            39
Organizational costs                                   13       0.0%            13        0.0%             13
Insurance                                              20      11.1%            18        0.0%             18
Loan                                                   22      37.5%            16      (11.1)%            18
Education                                              10      11.1%             9      (10.0)%            10
Travel and entertainment                               19      18.8%            16       60.0%             10
FDIC insurance                                         11      57.1%             7      250.0%              2
Legal                                                  26     136.4%            11       (8.3)%            12
Overdrafts                                             13      85.7%             7        0.0%              7
Other                                                  32     (11.1)%           36       63.6%             22
                                                      ---                      ---                        ---
     Total                                           $270      22.7%          $220        4.3%            $211
                                                     ====                     ====                        ====

     The net yield on interest-earning assets has decreased to 4.62% in 1998 from 4.75% in 1997 and from 4.78% in 1996. Net interest income increased $451,000, or 14.19%, in 1998 and $141,000, or 4.64%, in 1997, while earnings decreased $163,000, or 19.52%, in 1998 from $835,000 in 1997 and increased
$88,000, or 11.78%, in 1997 from $747,000 in 1995.  The "Income Statement Data
- Changes in Tax Equivalent Income" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased to $11,497,000 and average interest-bearing liabilities increased to $11,136,000 in 1998 which resulted in increased earnings of $561,000 (due to volume); while the overall increase in rates for earning assets did not exceed the overall increase in rates on interest-bearing liabilities which resulted in a net decrease of $122,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to increase interest earnings by $439,000 during 1998.

     Net loan income increased $1,009,000, or 24.26% over the prior year primarily as a result of the increased volume resulting from the acquisition of Towne Bank and changes in the composition of the portfolio, increased competition from financial and non-financial sources, and Management's strengthening of loan underwriting standards. Average loan yields have decreased 2 basis points in 1998 after a 10 basis point decrease in 1997. As of year-end 1998 approximately $25,863,000, or 45.77%, of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

     Interest rates on tax-free investment securities have increased two basis points in 1998, from an average portfolio yield of 7.05% to 7.07%, and interest rates on equity investment securities have increased 162 basis points from an average portfolio yield of 5.41% to 7.03%, and interest rates on taxable investment securities decreased nine basis points from an average yield of 6.18% to 6.09%, resulting in a $16,000 decrease in taxable income due to rates. Additionally, a $146,000 decline in income due to the volume, resulted in a net decrease in income of $162,000. Approximately $6,662,000 of securities matured in 1998. Reinvestment yields on approximately $7,721,000 of maturing securities in 1999 will be used to determine appropriate maturities or alternative investments.

     Federal funds sold income increased by $166,000 or 86.46% in 1998 after a $1,000 or 0.52% decrease in 1997. Volume increased earnings $167,000 and rates decreased earnings $1,000 in 1998. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

     Interest-bearing deposit expense increased $567,000 or approximately 23.83% in 1998 after a $205,000 or 9.43% increase in 1997. The volume increase caused interest expense to increase $473,000 while changes in rates caused a $94,000 increase in interest expense in 1998. Rates paid on NOW accounts and money market accounts increased 36 and 7 basis points respectively in 1998, compared to an increase of 11 basis points for NOW accounts and no increase or decrease for money market accounts in 1997. The yields on savings accounts decreased five basis points and the yield on time
deposits remained virtually unchanged in 1998.   Also, competition from
non-financial institutions has continued to be a factor which is causing a shifting of depositors' resources.

     In summary, the "Changes in Tax Equivalent Income" table discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructuring, in the Bank's interest-earning assets (loans, investments, federal funds and interest-bearing deposits) and the interest-bearing liabilities (NOW, money market, savings, time deposits and borrowed funds) combined with the repricing of each resulted in a decrease in net interest margins.

     The changes in both asset and liability volumes in 1998 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net increase of $439,000 in net interest income. Changes in volume accounted for a $561,000 increase in net interest income, while changes in rates decreased net interest income $122,000.

     The increases in both asset and liability volumes in 1997 had more of an effect on the net interest margin, $278,000 increase, than the changes in the yields on assets and liabilities, a $133,000 decrease.

     Other Income and Other Expense. Total other income consists of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

     Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. Table 16, "Other Income and Other Expenses," contains a summary of these items for the years ended December 31, 1998, 1997, and 1996.

     Income Taxes. Applicable income taxes of $253,000 in 1998 consist of federal taxes only. For the previous two years the federal tax rate was 34%.

     Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($-0- in 1998, $-0- in 1997 and $75,000 in 1996) and the level of tax-exempt income on securities which was $39,000, $65,000, and $64,000 for the three years presented.

     Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" requires a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the deferred approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reverse. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.


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


Liquidity and Interest Rate Sensitivity Management

     Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one year maturities, and federal funds sold are the principal components of asset liquidity. Referring to "Interest Rate Sensitivity" table, the Bank is in a liability sensitive position up to one year which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates. In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $30,825,000 of NOW, money market and savings accounts which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

     Management utilizes variable rate loans (on a limited basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.

Exchange Bancshares, Inc. and Subsidiary
Interest Rate Sensitivity

                                             Repricing or Maturing
                                           Over         Over          Over
                                Within     3 Months     1 Year        3 Years        After
In thousands, except ratios     3 Months   to 1 Year    to 3 Years    to 5 Years     5 Years
Loans                           $14,415    $14,334      $  9,176      $7,661         $17,288
Investment securities             2,604      5,121        11,223           0             522
Other earning assets              4,895
Other assets                          0                                                7,445
                                -------    -------       -------      ------         -------
     Total assets               $21,914    $19,455       $20,399      $7,661         $25,255
                                =======    =======       =======      ======         =======

Noninterest-bearing deposits    $ 9,655
Interest-bearing deposits        37,860     24,702       $12,336      $  638         $     0
Borrowed funds                        6         18            41          31              77
Other liabilities and equity          0                                                9,320
                                -------     ------       -------      ------         -------

     Total liabilities
        and equity             $ 47,521    $24,720       $12,377     $   669         $ 9,397
                                ========   =======       =======     =======         =======

Gap*                           $(25,607)    (5,265)        8,022       6,992          15,858
Cumulative gap                  (25,607)   (30,872)      (22,850)    (15,858)              0
Cumulative gap as a
   percent of total assets        (27.04)%   32.61)%      (24.13)%    (16.75)%          0.00%


Exchange Bancshares, Inc. and Subsidiary
Other Balance Sheet Data
In thousands, except ratios
Maturity of Total Investment Securities (a)

                                                                   Carrying Value                                           Total
                               Within 1 Year      1-5 Years        After 10 Years   No Fixed Maturity    Total             Market
                               Amount/Yield       Amount/Yield     Amount/Yield     Amount/Yield         Amount/Yield      Value
                               ------------       ------------     --------------   ------------------   ------------      -----
At December 31, 1998
Investment securities
available-for-sale:
 U.S. Treasury                $6,479   6.22%     $4,623  5.90%                                          $11,102  6.09%    $11,102
 Federal agency                                   2,785  5.12%                                            2,785  5.12%      2,785
Corporate debt                  501   6.10%      3,538  5.90%                                            4,039  5.92%       4,039
 Equity                                                                              $    522    7.03%      522  7.03%        522
                              ------             ------            -----             --------            ------           -------

 Total securities
  available-for-sale           6,980   6.21%     10,946  5.70%         0                  522    7.03%   18,448  5.73%     18,448
                              ------             ------            -----             --------            ------           -------

Investment securities
held-to-maturity:
 State municipal
 - tax exempt (b)                328   7.07%        277  6.86%                                              605  6.97%        617
 Mortgage-backed                 417   4.06%                                                                417  4.06%        413
                              ------             ------                              --------            ------           -------
  Total securities
   held-to-maturity             745    5.38%        277  6.86%          0                   0             1,022  5.79%      1,030
                              -----              ------             -----            --------            ------           -------
 Total investment
   securities                $7,725    6.13%    $11,223  5.72%      $   0            $    522     7.03% $19,470   5.92%   $19,478
                             ======             =======             =====            ========           =======           =======

Maturity of Loans (c)

                                                  Within     1-5       After 5
                                                  1 year     years     years     Total
                                                  ------     -----     -----     -----
Commercial                                        $10,353     7,510    1,695     19,558
Real Estate                                        15,510     5,750   15,683     36,943
                                                   ------     -----   ------     ------
     Total                                        $25,863    13,260   17,378     56,501
                                                  =======    ======   ======     ======

Fixed                                               3,386     2,721    7,611     13,718
Variable                                           22,477    10,539    9,767     42,783
                                                  -------    ------    -----     ------
     Total                                        $25,863    13,260   17,378     56,501
                                                  =======    ======   ======     ======

Maturity of Time Deposits of $100,000 or more

                                                  Within       3-6        6-12      Over 12
                                                 3 Months     Months     Months     Months     Total
                                                 --------     ------     ------     -------    -----
Certificates of deposit and other time deposits
---------------------------------------------------------
                                                 $1,055       1,981      2,881     1,916       7,833
                                                 ======       =====      =====     =====       =====

Deposits at December 31,                           1998        1997        1996      1995       1994
-------------------------------------------------------
Noninterest-bearing deposits                    $ 9,655        6,371       6,720     5,777      6,321
Interest-bearing deposits
     NOW and money market accounts               14,835        9,757       9,303     9,053      8,459
     Savings accounts                            15,990       14,591      15,225    16,721     18,801
     Certificates of deposit                     44,711       33,209      28,910    26,960     24,605
                                                 ------       ------      ------    ------     ------
Total deposits                                  $85,191      $63,928     $60,158   $58,511    $58,186
                                                =======      =======     =======   =======    =======

(a) Based on contractual maturities
(b) The yield on state municipal securities is increased by the benefit of tax exemption, assuming a 34% federal income tax rate. For the year ended December 31, 1998, the amount of the increases in the yields for these securities and for total securities held-to-maturity is 1.78% and 1.19%, respectively.
(c) Excludes consumer and residential mortgage loans of $6,373,000


Year 2000 Readiness

     The Year 2000 ("Y2K") date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs and computer chips store calendar dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98". This approach will work until the Year 2000 when the "00" may be read as 1900 instead of 2000. The year 2000 is more than just a mainframe problem. It also includes firmware, embedded systems, and external systems. Businesses, utilities and other organizations are fixing their systems to make sure they will operate properly when the calendar changes. Since banks rely on these systems, they are placing great emphasis on making sure their systems are ready for the Year 2000. Because of the importance of this issue, the Company established a committee to address the Y2K issue. In 1997, the Board of Directors assigned an officer of the bank as the Y2K project coordinator and a committee was formed to address the problem. The project includes planning, assessing, testing and re-testing with monthly progress reports being made to the Board. The objective is to ensure that all conceivable steps are taken to facilitate a smooth transition of all operations of the Company into the next century. The Company and the Bank are dedicated to providing reliable, trustworthy banking to its customers before, during and after the century transition.

     Senior Management and the Board of Directors are actively involved in overseeing internal Year 2000 efforts and monitoring the business risks posed by vendors, business partners, counter parties and major loan customers. We are identifying relevant systems; repairing, replacing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility. We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We plan to complete testing and have all system changes implemented by June 30, 1999, as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     Our contingency planning will be substantially complete in advance of the June 30, 1999 deadline. Management believes the contingency planning process will help minimize the impact and reduce response time if the failure of a resource occurs. Modifications will be made to this plan as required to achieve Year 2000 readiness.

     The company estimates that total Year 2000 project costs will not exceed the budgeted amount of $140,000 of which $109,000 has already been expensed. These costs include external consultants, purchases of hardware and software, customer awareness materials and the direct costs of internal employees working on the project.

     In accordance with the FDIC and FFIEC guidelines, we have kept, and will continue to keep, our customers aware of the Y2K issues and keep them informed of our progress and we ask that they will respond as to their own efforts to achieve Year 2000 readiness. The company remains dedicated to providing the highest level of service to its customers and shareholders, and will continue a proactive approach to Year 2000 readiness.

     Any forward-looking statements made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and the Bank undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurance of unanticipated events.

     This discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

Exchange Bancshares, Inc. and Subsidiary
Six-Year Consolidated Financial Summary

In thousands, except per common share amounts and ratios     1998        1997       1996       1995
   1994       1993
Years Ended December 31,
Statements of Income
Interest Income                                              $6,587      $5,565     $5,211    $4,958      $4,673    $4,863
Interest Expense                                              2,958       2,387      2,174     2,038       1,892     2,142
                                                              -----       -----      -----     -----      ------    ------
     Net interest income                                      3,629       3,178      3,037     2,920       2,781     2,721
Provision for loan losses                                         0           0         75       120          80        60
                                                              -----       -----      -----     -----      ------    ------
     Net interest income after provision for loan losses      3,629       3,178      2,962     2,800      2,701      2,661
Non-interest income                                             420         320        314       230         307       357
Non-interest expenses                                         3,124       2,288      2,195     2,150       2,175     2,131
                                                              -----       -----      -----     -----       -----     -----
Income before income taxes                                      925       1,210      1,081       880         833       887
Income tax expense                                              253         375        334       268         253       262
                                                              -----       -----      -----     ------      -----     -----

Net income                                                   $  672      $  835     $  747     $  612     $  580     $  625
                                                             ======      ======     ======     ======     ======     ======
Per Common Share
Net Income
     Basic                                                   $1.30       $1.63      $1.44     $1.17       $1.11      $1.20
     Diluted                                                  1.30        1.63       1.44      1.17        1.11       1.20
Dividends declared                                            0.49        0.47       0.40      0.34        0.36       0.34
Stockholders' equity                                         17.18       16.37      15.11     14.19       12.55      12.42

Selected Consolidated Balance Sheet Data at December 31,

Assets                                                      $94,684     $72,795    $68,206   $66,140     $64,903   $67,357
Investment securities                                        19,470      18,768     20,848    20,579      22,791    25,105
Loans (B)                                                    61,332      46,248     40,963    37,856      36,583    35,515
Deposits                                                     85,191      63,928     60,158     58,625     60,878    60,805
Borrowed funds                                                  173         198          0          0          0         0
Shareholders' equity                                          9,014       8,443      7,817      7,429      6,574     6,495

Ratios (C)
Per $100 of average assets
     Net Interest Income (tax-equivalent basis)             $4.34       $4.51      $4.54     $4.46       $4.12     $4.05
     Provision for loan losses                                  0           0       0.11      0.18        0.12      0.09
                                                             ----        ----      -----     -----       -----     -----
     Net interest income after provision for loan losses     4.34        4.51       4.43     4.28         4.00      3.96
     Non-interest income                                     0.50        0.45       0.46     0.35         0.45      0.53
     Non-interest expense                                    3.70        3.20       3.24     3.26         3.19      3.14
                                                             ----        ----       ----     ----         ----      ----
     Income before income taxes                              1.14        1.76       1.65     1.37         1.25      1.34
     Income tax expense                                      0.34        0.59       0.55     0.44         0.40      0.42
                                                             ----        ----       ----     ----         ----      ----
Net income                                                  $0.80       $1.17      $1.10    $0.93        $0.85     $0.92
                                                            =====       =====      =====    =====        =====     =====

Leverage (D)                                                 9.60        8.79       8.91     9.33        10.44      10.76
Return on average shareholders' equity                       7.66%      10.28%      9.82%    8.67%      8.90%       9.92%
Average shareholders' equity to average assets              10.41%      11.38%     11.23%   10.71%      9.57%       9.29%
Dividend payout ratio                                       37.80%      28.74%     27.71%   29.08%      32.07%     28.64%
Tier 1 capital ratio at December 31                         14.00%      16.10%     21.30%   20.30%      19.60%     17.50%
Tier 1 and Tier 2 capital ratio at December 31              15.30%      17.30%     22.60%   21.50%      20.80%     18.80%
Leverage ratio                                               9.10%       9.90%     11.10%   10.70%      10.10%      9.40%

(A) Includes $11 cumulative effect of accounting change regarding accounting for income taxes in 1993.
(B) Net of unearned income.
(C) Based on average balances and net income for the periods.
(D) The ratio of average assets to average shareholders equity.

Exchange Bancshares, Inc. and Subsidiary
Consolidated Income Summary

In thousands                                     1998       Change     1997       Change     1996     1995
1994
Interest income (tax-equivalent basis)           $6,618     18.01%     $5,608      6.82%     $5,250   $4,976   $4,694
Interest expense                                  2,958     23.92%      2,387      9.80%      2,174    2,038    1,892
                                                  -----                 -----                 -----    -----    -----
     Net interest income                          3,660     13.63%      3,221      4.71%      3,076     2,938   2,802
Provision for loan losses                             0                     0   (100.00)%        75       120      80
                                                 ------                 -----                 -----     -----   -----
     Net interest income after provision
          for loan losses                         3,660     13.63%       3,221     7.33%      3,001     2,818    2,722
Non-interest income                                 420     31.25%         320     1.91%        314       230      307
Non-interest expense                              3,124     36.54        2,288     4.24%      2,195     2,150    2,175
                                                  -----                  -----                -----     -----    -----
     Income before income taxes                     956    (23.70)%      1,253    11.88%      1,120       898      854
Income tax expense                                  253    (32.53)%        375     12.28%       334        268     253
Tax-equivalent adjustment                            31    (27.91)%         43     10.26%        39         18      21
                                                  -----                  -----               ------     ------   -----
Net income                                        $ 672    (19.52)%      $ 835     11.78%    $  747      $ 612   $ 580
                                                  =====                  =====               ======     ======   ======

Exchange Bancshares, Inc. and Subsidiary
Quarterly Condensed Consolidated Financial Information

                                         1998 Quarters                             1997 Quarters
                              -----------------------------------     --------------------------------------

In thousands, except per common share amounts
and ratios
                              Fourth     Third     Second   First      Fourth     Third     Second     First

Interest income               $1,829      1,819     1,503    1,436      1,467      1,404     1,380      1,314
Interest expense                 837        835       660      626        643        615       577        552
                               -----      -----     -----    -----      -----      -----     -----      -----
Net interest income              992        984       843      810        824        789       803        762
Provision for loan losses          0          0         0        0          0          0         0          0
Non-interest income              163         93        84       80         81         80        85         74
Non-interest expense             925        901       712      586        610        535       606        537
                               -----      -----     -----    -----      -----      -----      ----      -----
Income before income taxes       230        176       215      304        295        334       282        299
Income tax expense                65         32        60       96         92        105        86         92
Net income                    $  165        144       155      208        203        229       196        207
                               -----      -----      ----    -----      -----      -----      ----      -----
Per Common Share
Net income                     $0.32      $0.28     $0.30    $0.40      $0.39      $0.45      $0.38     $0.41
     Basic                      0.32       0.28      0.30     0.40       0.39       0.45       0.38      0.41
     Diluted                    0.30          0      0.19        0       0.29          0       0.18         0
Dividends declared
Shareholder's equity           17.37      17.28     16.96    16.79      16.42      16.25      15.77     15.41
Stock price range
     High                      23.50      22.88     22.00    18.52      18.05      17.81      16.28     15.38
     Low                       21.88      21.50     18.05    17.33      16.62      16.62      15.38     14.47


Tax-equivalent
 Yields and Rates               5.00%      4.29%     5.38%    5.41%      8.89%      5.71%      6.67%
Federal funds sold              5.25%      5.63%     5.44%    5.04%      5.49%      5.53%      5.45%     5.07%
Investment securities           6.14%      6.21%     5.96%    6.07%      6.30%      6.13%      6.18%     6.13%
Loans                           9.27%      9.66%     9.24%    9.49%      9.71%      9.39%      9.40%     9.26%
     Total earning assets       8.26%      8.63%     8.12%    8.31%      8.45%      8.23%      8.29%     8.12%
Interest-bearing deposits       4.38%      4.64%     4.24%    4.39%      4.44%      4.36%      4.21%     4.11%
Borrowed funds                  6.55%      6.56%     6.56%    6.56%      8.08%      6.00%      7.02%
Total interest-bearing liabilities
                                4.38%      4.65%     4.25%     4.39%     4.45%      4.36%      4.21%     4.11%
Yield spread                    3.88%      3.98%     3.87%     3.92%     4.00%      3.86%      4.08%     4.02%
Net interest income to earning assets
                                4.50%      4.68%     4.57%     4.71%     4.77%      4.65%      4.85%     4.74%

Ratios
Return on assets                0.69%      0.63%     0.80%     1.15%     1.11%      1.27%      1.10%     1.20%
Leverage                       10.65      10.31      8.90      8.50      8.73       8.80       8.87      8.77
Return on average shareholders' equity
                                7.35%      6.51%     7.12%     9.73%     9.67%     11.14%      9.80%     10.53%

Average Assets
Cash and due from banks       $ 2,996     $ 2,949  $ 2,348   $ 2,178    $2,226    $ 2,448    $ 2,754    $ 2,640
Interest-bearing deposits
  in banks                         24          28       52        37        45         70         60          0
Federal funds sold              8,462       6,320    7,064     4,602     5,317      3,980      2,567      2,288
Investment securities          17,710      17,782   17,065    17,810    19,391     19,789     20,022     20,609
Loans                          62,666      60,458   50,107    47,005    45,262     44,943     44,500     42,352
                               ------      ------   ------    ------    ------     ------     ------     ------
     Total earning assets      88,862      84,588   74,288    69,454    70,015     68,782     67,149     65,249
Allowance for loan losses      (1,528)     (1,528)    (846)     (618)     (630)      (642)      (647)      (577)
Other assets                    5,306       5,247    1,662     1,621     1,686      1,764      1,726      1,706
                              -------     -------  -------   -------   -------    -------     -------   -------
     Total average assets     $95,636     $91,256  $77,452   $72,635   $73,297    $72,352     $70,982   $69,018
                              =======     =======  =======   =======   =======    =======     =======   =======
Average Liabilities and
  Shareholders' Equity
Noninterest-bearing deposits  $10,102     $10,025  $ 6,402   $ 6,822   $ 6,874    $ 7,537     $ 7,932   $ 7,164
Interest-bearing deposits      76,084      71,824   61,815    56,804    57,591     56,178      54,771    53,744
Borrowed funds                    174         175      186       197       198        200          57         0
Other liabilities                 294         382      345       262       238        218         220       244
Shareholders' equity            8,982       8,850    8,704     8,550     8,396      8,219       8,002     7,866
                               ------      ------   ------    ------    ------    -------     -------   -------
Total average liabilities
  and shareholders' equity    $95,636     $91,256  $77,452   $72,635   $73,297    $72,352    $70,982    $69,018
                              =======     =======  =======   =======   =======    =======    =======    =======

ITEM #7

FINANCIAL STATEMENTS

                               INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Exchange Bancshares, Inc.
Luckey, Ohio


     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1998, and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        Robb, Dixon,
                                    Francis, Davis, Oneson
                                         & Company

Granville, Ohio
March 3, 1999

                              EXCHANGE BANCSHARES, INC.
                                    LUCKEY,  OHIO
                            CONSOLIDATED BALANCE SHEETS
                             December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                       (Dollars in thousands)

                                                           1998        1997
                                                           ----        ----
ASSETS
Cash and cash equivalents
     Cash and amounts due from depository institutions   $ 3,092     $ 2,224
     Interest bearing demand deposits in banks                21          42
     Federal funds sold                                    4,874       3,926
                                                         -------     -------
          Total cash and cash equivalents                  7,987       6,192

Investment securities
     Securities available-for-sale                        18,448      16,362
     Securities held-to-maturity, fair values
     of $1,030 and $2,405                                  1,022       2,406
                                                          ------      ------
     Total investment securities                          19,470      18,768

Mortgage loans held-for-sale                                 602           0

Loans                                                     62,874      46,872
Allowance for loan losses                                 (1,542)       (624)
                                                          ------      ------
     Net loans                                            61,332      46,248

Premises and equipment, net                                3,910         844
Accrued interest receivable                                  689         625
Deferred income taxes                                        357          10
Other assets                                                 337         108
                                                          ------      ------
          TOTAL ASSETS                                   $94,684     $72,795
                                                         =======     =======
LIABILITIES
Deposits:
     Noninterest-bearing                                $  9,655     $ 6,371
     Interest-bearing                                     75,536      57,557
                                                          ------      ------
          Total deposits                                  85,191      63,928

Borrowed funds                                               173         198
Accrued interest payable                                     171         149
Other liabilities                                            135          77
                                                          ------      ------
          TOTAL LIABILITIES                               85,670      64,352
                                                          ------      ------
SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
     authorized, 0 shares issued                                0          0
Common shares ($5.00 par value) 750,000 shares
authorized, 524,620 and 499,534 issued                      2,623      2,498
Additional paid-in capital                                  3,786      3,370
Retained earnings                                           2,546      2,626
Treasury stock at cost, 3,525 and 8,439 shares                (50)      (126)
Accumulated other comprehensive income                        109         75
                                                           ------     ------

          TOTAL SHAREHOLDERS' EQUITY                        9,014      8,443
                                                           ------     ------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $94,684    $72,795
                                                          =======    =======
See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                LUCKEY, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1998 , 1997 and 1996
--------------------------------------------------------------------------------

                                                      (Dollars in thousands, except per share data)

                                                              1998       1997       1996
                                                              ----       ----       ----
INTEREST INCOME
Interest and fees on loans                                    $ 5,168     $ 4,159     $ 3,756
Interest and dividends on investment securities                 1,059       1,212       1,262
Interest on federal funds sold                                    358         192         193
Interest on due from bank deposits                                  2           2           0
                                                              -------      ------     -------
     TOTAL INTEREST INCOME                                      6,587       5,565       5,211
                                                              -------      ------     -------
INTEREST EXPENSE
Interest on deposits                                            2,946       2,379       2,174
Interest on advances from Federal Home Loan Bank                   12           8           0
                                                               ------       -----      ------
     TOTAL INTEREST EXPENSE                                     2,958       2,387       2,174
                                                               ------       -----      ------

     NET INTEREST INCOME                                        3,629       3,178       3,037

Provision for loan losses                                           0            0         75
                                                                -----       ------      ------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                       3,629       3,178       2,962

OTHER INCOME
Service charges on deposits                                       281         260         260
Other income                                                      139          60          54
                                                                -----       -----       -----
     TOTAL OTHER INCOME                                           420         320         314
                                                                -----       -----       -----
OTHER EXPENSES
Salaries and employee benefits                                  1,364       1,112       1,079
Occupancy and equipment, net                                      459         295         287
Bank and ATM charges                                               98          79          77
Credit card                                                        80          56          50
Data processing                                                   111          87          88
Directors fees                                                     66          62          51
Examination and accounting fees                                   338         116          97
State and other taxes                                             119         108         109
Postage and courier                                                88          61          58
Supplies and printing                                             131          92          88
Other expenses                                                    270         220         211
                                                                -----       -----       -----
     TOTAL OTHER EXPENSES                                       3,124       2,288       2,195
                                                                -----       -----       -----
     INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                             925       1,210       1,081

Federal income tax expense                                        253         375         334
                                                               ------      ------      ------
     NET INCOME                                                $  672      $  835      $  747
                                                               ======      =======     ======
EARNINGS PER SHARE:
Basic                                                          $1.30       $1.63       $1.44
Diluted                                                        $1.30       $1.63       $1.44

See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                       Number of shares                          Amounts (Dollars in thousands)
                                  --------------------------    -------------------------------------------------------------
                                                                                                       Accumulated
                                                                   Additional                             other         Compre-
                                   Common    Treasury   Common     paid-in     Retained     Treasury
comprehensive     hensive
                                   stock     stock      stock      capital     earnings     stock         income
income
                                   -----     -----      -----      -------     --------     -----         ------        ------
December 31, 1995                  453,092     (898)     $2,265     $2,801     $2,282       ($13)      $ 94

Net income                                                                        747                                    $747
Other comprehensive income-
     Change in unrealized
     gain (loss) on securities
     available-for-sale,
     net of tax of $17                                                                                   (34)             (34)
                                                                                                                         ----
Comprehensive income                                                                                                     $713
Cash dividends declared                                                                                                  ====
     ($.40 per share)                                                            (207)
5% stock dividend declared          22,655     (125)        114       249        (363)
Purchase treasury stock                      (7,372)                                        (118)
                                   -------   -------      -----     -----       -----       -----      ------
December 31, 1996                  475,747   (8,395)      2,379     3,050       2,459       (131)         60

Net income                                                                        835                                    $835
Other comprehensive income-
     Change in unrealized
     gain (loss) on securities
     available-for-sale,
     Net of tax of $8                                                                                     15               15
                                                                                                                         -----
Comprehensive income                                                                                                     $850
                                                                                                                         =====
Cash dividends declared
     ($.47 per share)                                                            (240)
5% stock dividend declared          23,787     (532)         119      309        (428)
Purchase treasury stock                      (2,620)                                          (42)
Sale of treasury stock                        3,108                    11                      47
                                   -------   ------        ------   -----        -----       -----       ---
December 31, 1997                  499,534   (8,439)        2,498   3,370        2,626       (126)        75

Net income                                                                         672                                   $672
Other comprehensive income-
     Change in unrealized
     gain (loss) on securities
     available-for-sale,
     net of tax of $18                                                                                    34               34
                                                                                                                          ---
Comprehensive income                                                                                                      $706
                                                                                                                          ====
Cash dividends declared
     ($.49 per share)                                                             (253)
5% stock dividend declared           24,976    (422)         124      375         (499)
Issuance of common stock                110                    1        2
Sale of treasury stock                        5,336                    39                      76
                                     ------  -------     -------   -----         ------      -----      ----

December 31, 1998                   524,620  (3,525)      $2,623   $3,786        $2,546      ($50)      $109

                                    =======  =======      ======   ======        ======      =====     =====


See accompanying notes.

                           EXCHANGE BANCHSARES, INC.
                                  LUCKEY, OHIO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                    (Dollars in thousands)
                                                                     Year ended December 31,
                                                                 1998       1997      1996
                                                                 ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   672    $   835    $   747
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                   0          0         75
Loss on sale of other real estate owned                               0          1          0
Gain on sale of premises and equipment                                0          0         (1)
Depreciation                                                        216        119        131
          Goodwill amortization                                       1          0          0
Deferred income taxes                                               (47)         5          2
Investment securities amortization (accretion)                       84        107        134
          Originations of sale of loans held-for-sale            (4,676)         0          0
          Proceeds from loans held-for-sale                       4,074          0          0
          Changes in operating assets and liabilities:
          Accrued interest receivable                                27         21        (58)
          Accrued interest payable                                  (24)        28         26
          Other assets                                               25         33        (36)
          Other liabilities                                         (75)       (33)         5
                                                                  ------     ------     ------
     Net cash provided by operating activities                      277      1,116      1,025
                                                                  ------     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities                              0          0       (100)
Proceeds from maturities of held-to-maturity securities           1,357        738        605
Purchases of available-for-sale securities                       (6,201)    (4,742)    (9,360)
Proceeds from maturities of available-for-sale securities         5,305      6,000      8,400
Proceeds from merger with Towne Bank                                918          0          0
Net increase in loans                                            (2,072)    (5,307)    (3,182)
Purchases of premises and equipment                              (3,211)      (71)       (110)
Proceeds from sale of equipment                                       0          0          1
Proceeds from sale of other real estate owned                         0         21          0
                                                                 ------     -------    -------
     Net cash used in investing activities                       (3,904)    (3,361)    (3,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand,
 and savings deposits                                             5,563       (530)      (302)
Certificates of deposit                                              18      4,299      1,950
Proceeds from long-term Federal Home Loan Bank advances               0        200          0
Payments on long-term Federal Home Loan Bank advances               (24)        (2)         0
Issuance of common stock                                              3          0          0
Purchase of treasury stock                                            0        (42)      (118)
Sale of treasury stock                                              115         58          0
Dividends paid                                                     (253)      (240)      (207)
                                                                  ------     ------      -----

     Net cash provided by financing activities                    5,422      3,743     (1,323)
                                                                  -----      -----     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,795      1,498     (1,398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    6,192      4,694      6,092
                                                                  ------     ------     -----

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $7,987     $6,192     $4,694
                                                                 ======     ======     ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                           $2,982     $2,359      $2,148
Cash paid during the year for income taxes                          331        406         300


See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
================================================================================
Notes to Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Exchange Bancshares, Inc. (the "Bancorp") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Exchange Bank, (the "Bank"). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in portions of Lucas and Wood Counties in Northwest Ohio. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland (FRB).

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However the amount of change that is reasonably possible cannot be estimated.

Investment Securities
Debt securities are classified as held-to-maturity when the Bancorp has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for- sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans Held for Sale
Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment
Land is carried at cost. Other premises and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Real Estate Owned
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs related to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes
Income taxes are provided for the tax effects reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, non-accrual loan interest, deferred acquisition costs and net deferred loan fees. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.
As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files a consolidated income tax return with its subsidiary.

Statements of Cash Flows
The Bancorp considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassifications
Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.



NOTE B - BUSINESS COMBINATION
On June 19, 1998, the company acquired Towne Bank, Perrysburg, Ohio in a business combination accounted for as a purchase. Immediately after the purchase, Towne Bank was merged with and into The Exchange Bank. Towne Bank was a full service community bank with facilities in Perrysburg and Sylvania, Ohio and had approximately $16.8 million in assets. The results of operations of Towne Bank are not included in the accompanying financial statements due to Towne Bank ceasing to exist after it was acquired. The total cost of the acquisition was $3,101,000, which exceeded the fair value of the assets of Towne Bank by $40,000, which is being amortized on the straight-line method over 15 years.

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                             (Dollars in thousands, except per share data)

                                      1998       1997       1996
                                      ----       ----       ----
Net interest income                  $3,985     $3,750     $3,191
                                     ======     ======     ======

Net income                           $ (227)    $(381)     $  148
                                     =======    ======     ======
Earnings per share:

Basic                                $(0.44)     $(0.74)   $ 0.29
                                     =======     =======   ======
Diluted                              $(0.44)     $(0.74)   $ 0.29
                                     =======     =======   ======

The above amounts reflect adjustments for amortization of goodwill and income taxes.



NOTE C - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank and another correspondent banks. The required reserve at December 31, 1998 and 1997 was $755,000 and $560,000, respectively.

NOTE D - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:


Available-for-sale
------------------
                                                             (Dollars in thousands)
                                    December 31, 1998                                     December 31, 1997
                   ---------------------------------------------------     ----------------------------------------

                                    Gross          Gross                                  Gross          Gross
                      Amortized     Unrealized     Unrealized     Fair      Amortized     Unrealized
Unrealized     Fair
                      Cost          Gains          Losses         Value     Cost          Gains          Losses
Value
                      ----          -----          ------         -----     ----          -----          ------         -----
U.S.
 Government           $10,967       $135           $   0          $11,102   $12,169       $108           $   0         $12,277

Federal agency          2,778          7               0            2,785         0          0               0               0

Corporate
 debt securities        4,015         26              (2)           4,039     3,712          8              (2)          3,718

Equity
 securities               522          0               0              522       367          0               0             367
                        -----       ----            ----           ------    ------       ----           ------        -------

Total
 available-for-sale    18,282        168              (2)           18,448   16,248        116              (2)         16,362
                       ======       ====            =====           ======   ======       =====          ======        ========

Held-to-maturity
----------------
State &
 municipal securities    605          12               0               617    1,171         18               0           1,189

Mortgage-backed
 securities              417           0              (4)              413    1,235          0             (19)          1,216
                         ---        ----            ----            -----    -----        ----           -----         -------

Total
 held-to-maturity      1,022          12              (4)            1,030    2,406         18             (19)           2,405
                        ------       ----            ----            -----    -----        ----           -----         -------
Total                  $19,304      $180            $ (6)          $19,478  $18,654       $134            $(21)         $18,767
                       =======      ====            =====          =======  =======       ====           =====          =======

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 1998, by contractual maturity, are as follows:


                                                    (Dollars in thousands)

                                     Available-for-sale         Held-to-maturity
                                     Amortized       Fair       Amortized     Fair
Amounts maturing in :                Cost            Value      Cost          Value
                                     ----            -----      ----         ------
One year or less                     $ 6,920         $ 6,980    $    328     $  331
After one year through five years     10,840          10,946         277        286
Mortgage-backed securities                 0               0         417        413
Equity securities                        522             522           0          0
                                     -------         -------      ------      -----
Total                                $18,282         $18,448      $1,022     $1,030
                                     =======         =======      ======     ======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

The bank did not sell any securities in 1998, 1997, or in 1996.

Investment securities with a carrying value of approximately $9,831,000 and $8,500,000 were pledged at December 31, 1998 and 1997 to secure certain deposits.

NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 1998 and 1997 are summarized as follows:
                                                         (Dollars in thousands)

                                                          1998           1997
                                                          ----           ----
Loans secured by real estate:
     Construction                                        $   250        $    0
Farmland                                                   2,959         2,978
One-to-four family residential properties                 31,813        24,353
Multifamily (5 or more) residential properties             1,173         1,337
Nonfarm nonresidential properties                         14,817         8,855
Agricultural production                                      880           709
Commercial and industrial                                  2,880           955
Consumer                                                   7,115         6,322
Municipal                                                    983         1,360
Other loans                                                    4             3
                                                         -------       -------
Total                                                    $62,874       $46,872
                                                         =======       =======

                                                           1998        1997       1996
                                                           ----        ----       ----
Allowance for loan losses:

Balance beginning of year                                  $ 624       $  508     $ 483
Allowance related to loans acquired                          961            0         0
Provision for loan losses                                      0            0        75
Recoveries on loans                                           82          185        18
Loans charged off                                           (125)         (69)      (68)
                                                          ------        -----    ------
Balance, end of year                                      $1,542        $ 624     $ 508
                                                          =======       =====    ======


At December 31, 1998 and 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $720,000 and $17,000, respectively. The average recorded investment in impaired loans amounted to approximately $394,000 and $17,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $385,000 and $15,000 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $63,000, $1,000 and $2,000 was recognized for cash payments received in 1998, 1997 and 1996, respectively. The bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 was $437,000.
During   the year ended December 31, 1998, new loans made to such related parties amounted to $142,000 and payments amounted to $140,000.

Loans with carrying amounts of $22,000 were transferred to other real estate owned in 1997. No loans were transferred to other real estate owned in 1998 or in 1996.

NOTE F - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1998 and 1997 follows:


                                                   (Dollars in thousands)

                                                        1998         1997
                                                        ----         ----
Land                                                  $   724       $  105
Buildings                                               3,220        1,250
Equipment                                               1,545          853
                                                        -----        -----
                                                        5,489        2,208
Accumulated depreciation                               (1,579)      (1,364)
                                                        ------       ------
Total                                                  $3,910       $  844
                                                       ======        ======


NOTE G - DEPOSITS

Deposit account balances at December 31, 1998 and 1997, are summarized as follows:

                                                   (Dollars in thousands)

                                                       1998          1997
                                                       ----          ----
Noninterest-bearing                                 $  9,655       $  6,371
Interest-bearing demand                               14,835          9,757
Savings accounts                                      15,990         14,591
Certificates of deposit                               44,711         33,209
                                                     -------        -------
Total                                                $85,191       $ 63,928
                                                     =======         =======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $7,838,000 and $6,090,000 at December 31, 1998 and 1997.

Certificates maturing in years ending December 31, as of December 31, 1998:

                              (Dollars in thousands)

                           1999                     $31,737
                           2000                      10,505
                           2001                       1,831
                           2002                         389
                           2003 and thereafter          249
                                                     -------
                           Total                     $44,711
                                                     =======

The Bank held related party deposits of approximately $748,000 and $465,000 at December 31, 1998 and 1997, respectively.

Overdrawn demand deposits reclassified as loans totaled $3,000 and $4,000 at December 31, 1998 and 1997, respectively.



NOTE H - BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:

                                                                   (Dollars in thousands)

                                                 Current                   Balance
                                                 Interest           -----------------------
                                                 Rate             1998       1997
                                                 ----             ----       ----
Federal Home Loan Bank advances
Fixed rate advances, with monthly principal
 principal and interest payments
Advance due July 1, 2017                          6.85%           $173       $198
                                                                  ====       ====

Federal Home Loan Bank ("FHLB") advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $280,000) and by 100% of the Bank's qualified mortgage loan portfolio (totaling approximately $31,813,000). Based on the carrying amount of FHLB stock owned by the Bank, total FHLB advances are limited to approximately $5,602,000.

The aggregate minimum future annual principal payments on FHLB advances are $24,000 in 1999, $22,000 in 2000, $19,000 in 2001, $17,000 in 2002, $14,000 in
2003 and $77,000 after 2003.



NOTE I - FEDERAL INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997 consists of the following:

                                                      (Dollars in thousands)

                                                     1998       1997      1996
                                                     ----       ----      ----
Income tax expense
Current tax expense                                  $300        $370     $332
Deferred tax expense                                  (47)          5        2
                                                     ----        ----     ----
Total                                                $253        $375     $334
                                                     ====        ====     ====

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

                                                       (Dollars in thousands)

                                                       1998       1997      1996
                                                       ----       ----      ----
Federal statutory income tax at 34%                    $315       $411      $368
Tax exempt income
Current tax expense                                     (37)       (46)      (39)
Net operating loss carryforward                         (19)         0         0
Other                                                    (6)        10         5
                                                       ----       ----     ----
Total                                                  $253       $375      $334
                                                       ====       ====      ====

A cumulative net deferred tax asset is included in other assets at December 31, 1998 and 1997. The components of the asset are as follows:

                                                       (Dollars in thousands)

                                                         1998           1997
                                                         ----           ----

Differences in available-for-sale securities         $   (56)        $   (39)
Differences in depreciation methodsCurrent tax expense   (54)            (57)
Differences in accounting for loan losses                436             111
Differences in accounting for loan fees                  (18)             (2)
Differences in interest income for nonaccrual loans        3               4
Differences in acquisition costs                          48               0
Net operating loss carryforward of acquired company      366               0
Other                                                     (2)             (7)
                                                       ------          ------
Total                                                    723              10
Valuation allowance                                     (366)              0
                                                       ------          ------
Total                                                  $ 357          $   10
                                                       ======          ======

Deferred tax assets                                    $ 853          $  115
Deferred tax liabilities                                (130)           (105)
Valuation allowance                                     (366)              0
                                                       ------          ------
Net deferred tax asset                                 $ 357          $   10
                                                       ======          ======



NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit , which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

                                                      (Dollars in thousands)

                                                          1998         1997
                                                          ----         ----
Home equity lines                                      $  1,226     $ 1,155
Credit card lines                                         3,040       2,160
Other loan commitments                                    7,456       2,642
                                                        -------     -------
Total                                                   $11,722     $ 5,957
                                                        =======     =======

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

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments during the past two years.

The Bank maintains several bank accounts at six banks. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at two of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $1,517,000.



NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES
The Bank periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.



NOTE L - RESTRICTION ON DIVIDENDS
The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 1998, no retained earnings was available for the payment of dividends to the holding company without prior regulatory approval.



NOTE M - EMPLOYEE BENEFIT PLANS

In 1968 The Exchange Bank initiated a Profit Sharing Plan which includes all employees who have been employed by the Bank for at least one year and those who work at least one thousand hours per year. Under the plan the Bank contributed five percent of net income after provision for income taxes, adjustments for chargeoffs and recoveries, and after provision for cash dividend to the shareholders. Early in 1994 this Profit Sharing Plan was changed to a Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account Plan. This new plan includes a 401(k) plan, also. Under the new plan the Bank will match fifty cents for each dollar which the employee voluntarily contributes to the plan. This match by the Bank is limited to three percent of the employee's annual salary. The contributions made by the bank for the years 1998, 1997 and 1996 were $30,000 each year. Thirty-seven employees participated in the plan during 1998, thirty-five in 1997, and twenty eight employees participated in the plan during 1996.



NOTE N - STOCK DIVIDEND

On June 15,1998, the Company distributed 24,976 shares of common stock in connection with a 5% stock dividend. As a result of the stock dividend, common stock was increased by $124,000, additional paid-in capital was increased by $375,000, and retained earnings was decreased by $499,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1997 and 1996 have been restated to reflect the stock dividend.



NOTE O - REGULATORY MATTERS

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows:

                                                            (Dollars in thousands)
                                                                               To Be Well
                                                                           Capitalized Under
                                                        For Capital        Prompt Corrective
                                     Actual          Adequacy Purposes     Action Provisions
                                Amount     Ratio     Amount     Ratio     Amount     Ratio
                                ------     -----     ------     -----     ------     ------
As of December 31, 1998:
Total Risk-Based Capital
(to Risk Weighted Assets)        $9,500     15.3%     $4,980     8.0%     $6,225     10.0%
Tier I Capital
(to Risk Weighted Assets)         8,712     14.0       2,490     4.0       3,735      6.0
Tier I Capital
(to Average Assets)               8,712      9.1       2,860     3.0       4,767      5.0

As of December 31, 1997:
Total Risk-Based Capital
(to Risk Weighted Assets)        $7,827     17.3%     $3,610     8.0%     $4,513     10.0%
Tier I Capital
(to Risk Weighted Assets)         7,262     16.1       1,805     4.0       2,708      6.0
Tier I Capital
(to Average Assets)               7,262      9.9       2,212     3.0       3,686      5.0



NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment securities: Fair values for investment securities are based on quoted market prices.

Loans held-for-sale: Fair value of mortgages held-for-sale are stated at market.

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

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                  (Dollars in thousands)
                                             1998                 1997
                                     Carrying     Fair     Carrying     Fair
                                     Amount       Value    Amount       Value
                                     ------       -----    ------       -----
Financial assets:
Cash and cash equivalents            $7,987       $7,987     $  6,192  $ 6,192
Investments securities               19,470       19,478       18,768   18,767
Loans held-for-sale                     602          602            0        0
     Loans                           61,332       61,748       46,248   46,265
Accrued interest receivable             689          689          625      625

Financial liabilities:
Deposits                             85,191       85,078       63,928   63,858
Borrowed funds                          173          184          198      203
Accrued interest payable                171          171          149      149


NOTE Q - PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Exchange Bancshares, Inc. (parent company only) follows:

                               Condensed Balance Sheets
                                   at December 31,

                                                     (Dollars in thousands)

                                                        1998        1997
                                                        ----        ----
Assets
Noninterest-bearing deposit with subsidiary bank     $     64     $    58
Time deposit with subsidiary bank                           0       1,000
Investment in subsidiary bank                           8,861       7,337
Deferred income taxes                                      48           0
Other assets                                               41          48
                                                        -----       -----
          Total assets                                 $9,014      $8,443
                                                       ======      ======

Liabilities and Shareholders' Equity
Shareholders' Equity                                   $9,014      $8,443
                                                       ======      ======

                              Condensed Statements of Income
                                 Years ended December 31,

                                                             (Dollars in thousands)

                                                              Year ended December 31,
                                                          1998          1997         1996
                                                          ----          ----         ----
Income
     Interest on deposits in subsidiary bank            $    21       $    0       $    0
     Dividends from subsidiary bank                       2,455        1,335          287
                                                         ------        -----       ------
          Total income                                    2,476        1,335          287

Expenses
     Salaries                                                23           22           21
     Accounting and consulting fees                         200           32           24
     Other expenses                                          58           49           40
                                                          -----        -----        -----
          Total expenses                                    281          103           85
                                                          -----        -----        -----
Income before income taxes and equity in undistributed
 earnings of subsidiary                                   2,195        1,232          202
Income tax (provision) benefit                               88           35           29
Income before undistributed earnings of subsidiary        2,283        1,267          231
Equity in undistributed earnings of subsidiary           (1,611)        (432)         516
                                                         ------       ------        -----
Net income                                               $  672       $  835        $ 747
                                                         ======       ======        =====

                               Condensed Statements of Cash Flows
                                    Years Ended December 31,

                                                             (Dollars in thousands)
                                                             Year ended December 31,
                                                         1998         1997          1996
                                                         ----         ----          ----
Cash Flows from Operating Activities
Net income                                               $672         $835          $747
      Adjustments to reconcile net income to net cash
            flows from operating activities:

      Deferred income taxes                               (48)           0             0
      Change in other assets                                7            6            45
      Equity in undistributed earnings of subsidiary    1,611          432          (516)
                                                        -----        -----         -----
Net Cash from Operating Activities                      2,242        1,273           276
                                                        -----        -----         -----
Cash Flows from Investing Activities
      Purchase of time deposit                              0       (1,000)            0
      Maturity of time deposit                          1,000            0             0
      Purchase of Town Bank                            (3,101)           0             0
                                                       -------      ------         -----
      Net cash provided by (used in)
        financing activities                           (2,101)      (1,000)            0
                                                       -------      -------        ------
Cash Flows from Financing Activities
      Proceeds from sale of common stock                    3            0             0
      Purchase of treasury stock                            0          (42)         (118)
      Sale of treasury stock                              115           58             0
      Cash dividends paid                                (253)        (240)         (207)
                                                       ------       ------         ------
Net Cash Used for Financing Activities                   (135)        (224)         (325)

Net Increase (decrease) in Cash
          and Cash Equivalents                              6           49           (49)

     Cash and Cash Equivalents
          Beginning of year                                58            9            58
                                                       ------       ------         -----
          End of year                                 $    64       $   58         $   9
                                                       =======       ======        =====

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART  III


ITEM 9.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 15, 1999 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 10.  Executive Compensation

          The information set forth under the caption "SUMMARY COMPENSATION TABLE" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1999 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1999 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "INDEBTEDNESS OF AND TRANSACTIONS WITH OFFICERS AND DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 1999 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a) Exhibits

          3(i) The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc.
                (Incorporated by reference.)

          3(ii) Code of Regulations of Exchange Bancshares, Inc.
                (Incorporated by reference.)

          21    Subsidiaries
          27    Financial Data Schedule
          99.1  Proxy Statement (Incorporated by reference.)
          99.2  Safe Harbor Under the Private Securities Litigation Reform Act
                of 1995

     (b)  Report on Form 8-K

                The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EXCHANGE BANCSHARES, INC.

     Principle Executive Officer:
     /s/ Marion Layman
     ----------------------------------
     Marion Layman
     Chairman, President, and Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.
     /s/ Marion Layman                         /s/ Rolland I. Huss
     ----------------------------------        -------------------------------
     Marion Layman, Chairman                   Rolland I. Huss, Vice-Chairman

     March 30, 1999                            March 30, 1999
     ----------------------------------        -------------------------------
     Date                                      Date

     /s/ Donald H. Lusher                      /s/ Cecil R. Adkiins
     ----------------------------------        ---------------------------------
     Donald H. Lusher, Director                Cecil R. Adkins, Director

     March 30, 1999                            March 30, 1999
     ----------------------------------        ---------------------------------
     Date                                      Date

     /s/ Joseph R. Hirzel                      /s/ David G. Marsh
     ----------------------------------        ---------------------------------
     Joseph R. Hirzel, Director                David G. Marsh, Director
     Secretary and Treasurer

     March 30, 1999                            March 30, 1999
     ----------------------------------        ---------------------------------
     Date                                      Date

     /s/ Donald P. Gerke                       /s/ Edmund J. Miller
     ----------------------------------        ---------------------------------
     Donald P. Gerke, Director                 Edmund J. Miller, Director

     March 30, 1999                            March 30, 1999
     ----------------------------------        ---------------------------------
     Date                                      Date

     /s/ Norma J. Christen                     /s/ Marion Layman
     ----------------------------------        ---------------------------------
     Norma J. Christen, Director               Marion Layman
                                               Principle Accounting
                                               and Financial Officer:

     March 30, 1999                            March 30, 1999
     ----------------------------------        ---------------------------------
     Date                                      Date

INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION


3(i)      The Amended and Restated         Incorporated by reference to the
                                           Articles of Incorporation
                                           Registrant's Quarterly Report on
                                           Form 10-QSB for the Quarter Ended
                                           June 30, 1995 ("June 30, 1995,
                                           10-QSB"), Exhibit 3(i)

3(ii)     Code of Regulations of Exchange  Incorporated by reference to the
          Bancshares, Inc.                 Registrant's Registration
                                           Statement on Form S-4 dated
                                           November 16, 1992, as amended on
                                           Amendment No. 1 to the Company's
                                           Registration Statement on
                                           Form S-4 dated January 14, 1993,
                                           Registration Number 33-05466.

21        Subsidiaries of Exchange         Incorporated by reference to the
          Bancshares, Inc.                 December 31, 1997, 10-KSB,
                                           Exhibit 21

27        Financial Data Schedule

99.1      Proxy Statement                  Incorporated by reference to the
                                           definitive Proxy Statement of the
                                           Registrant for the 1999 Annual
                                           Meeting of Shareholders of Exchange
                                           Bancshares, filed with the
                                           Securities and Exchange Commission

99.2     Safe Harbor Under the Private
         Securities Litigation Reform
         Act of 1995