Form 10QSB
period 1999-03-31
EXCHANGE BANCSHARES INC
filed 1999-05-17
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED March 31, 1999
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                   Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
     (Exact name of small business issuer as specified in its charter)

                 OHIO                                    34-1721453
     ------------------------------        ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     237 Main Street
     P.O.Box 177, Luckey, Ohio                              43443
     ---------------------------------------               ---------
     (Address of principal executive offices)              (Zip Code)

                               (419) 833-3401
                         --------------------------
                         (Issuer's telephone number)

                                     N/A
                                     ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No . . .
   ------

As of April 30, 1999, 521,094 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          EXCHANGE BANCSHARES, INC.

                              LUCKEY, OHIO

                              FORM 10-QSB

                                 INDEX


                                                                   Page Number
PART I     FINANCIAL INFORMATION

Item. 1.    Financial Statements (Unaudited)

            Condensed consolidated balance sheets --                        3
            March 31, 1999, and December 31, 1998

            Condensed consolidated statements of income --
            Three months ended March 31, 1999 and 1998                      4

            Condensed consolidated statements of changes
            in shareholders equity  -- Periods ended                        5
            March 31, 1999, and December 31, 1998

            Condensed consolidated statements of cash flows --              6
            Three months ended March 31, 1999 and 1998

            Notes to condensed consolidated financial statements --         7
            March 31, 1999, and December 31, 1998

Item 2.     Management's Discussion and Analysis of Financial               9
            Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              15

Item 2.     Changes in Securities and Use of Proceeds                      15

Item 3.     Defaults upon Senior Securities                                15

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               15

Signatures                                                                 16

                           EXCHANGE BANCSHARES, INC.
                                LUCKEY,  OHIO
                         CONSOLIDATED BALANCE SHEETS
===============================================================================


                                                                   (Dollars in thousands)
                                                               (Unaudited)
                                                                March 31,      At December, 31
                                                                ---------      -----------
                                                                 1999              1998
                                                                 ----              -----
ASSETS
Cash and cash equivalents
     Cash and amounts due from depository institutions           $   2,855       $   3,092
Interest bearing demand deposits in banks                               17              21
     Federal funds sold                                              5,033           4,874
                                                                  --------       ---------
          Total cash and cash equivalents                            7,905           7,987

Investment securities
Securities available-for-sale                                       16,951          18,448
Securities held-to-maturity, fair values of $751 and $1,030            744           1,022
                                                                 ---------       ---------
Total investment securities                                         17,695          19,470

Mortgage loans held-for-sale                                             0             602

Loans                                                               64,726          62,874
Allowance for loan losses                                           (1,393)         (1,542)
                                                                 ---------       ---------
Net loans                                                           63,333          61,332

Premises and equipment, net                                          3,860           3,910
Accrued interest receivable                                            688             689
Deferred income taxes                                                  414             357
Other assets                                                           672             337
                                                                 ---------       ---------

          TOTAL ASSETS                                           $  94,567       $  94,684
                                                                 =========       =========

LIABILITIES
Deposits:
Noninterest-bearing                                              $   8,234       $   9,655
Interest-bearing                                                    76,401          75,536
Total deposits                                                      84,635          85,191

Borrowed funds                                                         172             173
Accrued interest payable                                               169             171
Other liabilities                                                      482             135
                                                                 ---------       ---------

          TOTAL LIABILITIES                                         85,458          85,670
                                                                 ---------       ---------

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
     authorized, 0 shares issued                                          0              0
Common shares ($5.00 par value) 750,000 shares
authorized, 524,620 and 499,534 issued                                2,623          2,623
Additional paid-in capital                                            3,786          3,786
Retained earnings                                                     2,703          2,546
Treasury stock at cost, 3,526 and 3,525 shares                          (50)           (50)
Accumulated other comprehensive income                                   47            109
                                                                  ---------      ---------

          TOTAL SHAREHOLDERS' EQUITY                                  9,109          9,014
                                                                  ---------      ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  94,567      $  94,684
                                                                  =========      =========

--------------------------------------------------------------------------------
See accompanying notes.

                         EXCHANGE BANCSHARES, INC.
                               LUCKEY, OHIO
                    CONSOLIDATED STATEMENTS OF INCOME
================================================================================


                                                              (Dollars in thousands)
                                                                (Unaudited)         (Unaudited)
                                                               3 Months Ended     3 Months Ended
                                                                  March 31,          March 31,
                                                                  ---------          ---------
                                                                    1999               1998
                                                                    ----               ----
INTEREST INCOME
Interest and fees on loans                                         $1,420              $1,107
Interest and dividends on investment securities                       260                 266
Interest on federal funds sold                                         57                  59
Interest on due from bank deposits                                      1                   1
                                                                   ------              ------

     TOTAL INTEREST INCOME                                          1,738               1,433

INTEREST EXPENSE
Interest on deposits                                                  785                 623
Interest on advances from Federal Home Loan Bank                        3                   3
                                                                   ------              ------

     TOTAL INTEREST EXPENSE                                           788                 626
                                                                   ------              ------

     NET INTEREST INCOME                                              950                 807

Provision for loan losses                                               0                   0
                                                                   ------              ------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                             950                 807

OTHER INCOME
Service charges on deposits                                            68                  63
Other income                                                           79                  20
                                                                   ------              ------

     TOTAL OTHER INCOME                                               147                  83
                                                                   ------              ------

OTHER EXPENSES
Salaries and employee benefits                                        387                 277
Occupancy and equipment, net                                          159                  82
Bank and ATM charges                                                   25                  21
Credit card                                                            19                  14
Data processing                                                        32                  25
Directors fees                                                         14                  13
Examination and accounting fees                                        39                  26
State and other taxes                                                  31                  32
Postage and courier                                                    29                  18
Supplies and printing                                                  28                  24
Other expenses                                                        110                  54
                                                                  -------              ------

     TOTAL OTHER EXPENSES                                             873                 586
                                                                  -------              ------

     INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                                 224                 304

Federal income tax expense                                             67                  96
                                                                  -------              ------

     NET INCOME                                                   $   157              $  208
                                                                  =======              ======

EARNINGS PER SHARE:
Basic                                                               $0.30               $0.40
Diluted                                                             $0.30               $0.40

-------------------------------------------------------------------------------
See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        Year ended December 31, 1998 (audited) and March 31, 1999 (unaudited)


                                            Number of shares                       Amounts
                                            ---------------                        -------
                                                                             (Dollars in thousands)
                                                                                                     Accumulated
                                                                     Additional                      other
                                        Common    Treasury   Common  paid-in     Retained  Treasury  comprehensive  Comprehensive
                                        stock     stock      stock   capital     earnings  stock     income         income
                                        -----     -----      -----   -------     --------  -----     ------         ------
December 31, 1997                        499,534   (8,439)    $2,498  $3,370     $2,626    ($126)    $ 75
Net income                                                                          672                               $672

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax of $18                                                                                 34               34
                                                                                                                      ----
Comprehensive income                                                                                                  $706
                                                                                                                      ====

Cash dividends declared ($.49 per share)                                            (253)

5% stock dividend declared                24,976     (422)       124     375        (499)

Issuance of common stock                     110                   1       2

Sale of treasury stock                              5,336                 39                  76
                                         -------   -------     -----   -----       -----     ----     ---
December 31, 1998                        524,620   (3,525)     2,623   3,786       2,546     (50)     109
                                         -------   -------     -----   -----       -----     ----     ---

Net income                                                                           157                               157

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax $32                                                                                    (62)            (62)
                                                                                                                      ----
Comprehensive income                                                                                                  $ 95
                                                                                                                      ====

Purchase of treasury stock                             (1)

                                         -------   ------     ------    ------    ------     -----     ---
March 31, 1999                           524,620   (3,526)    $2,623    $3,786    $2,703     ($50)     $47
                                         =======   =======    ======    ======    ======     =====     ===


See accompanying notes.

                             EXCHANGE BANCHSARES, INC.
                                   LUCKEY, OHIO
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================


                                                                 (Dollars in thousands)
                                                                  Unaudited          Unaudited
                                                                3 Months Ended     3 Months Ended
                                                                --------------     --------------
                                                                   March 31,         March 31,
                                                                   ---------         ---------
                                                                     1999               1998
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    157         $     208
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                        0                 0
Depreciation                                                              80                31
          Goodwill amortization                                            1                 0
Deferred income taxes                                                      0                (7)
Investment securities amortization (accretion)                            25                22
          Originations of sale of loans held-for-sale                      0              (405)
          Proceeds from loans held-for-sale                              603               286
          Changes in operating assets and liabilities:
          Accrued interest receivable                                      1               (13)
          Accrued interest payable                                        (2)                0
          Other assets                                                  (339)              (40)
          Other liabilities                                              325                72
                                                                    --------           -------
     Net cash provided by operating activities                           851               154
                                                                    --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities                  275               641
Purchases of available-for-sale securities                            (1,018)           (1,519)
Proceeds from maturities of available-for-sale securities              2,400             1,900
Net increase in loans                                                 (2,002)           (1,476)
Purchases of premises and equipment                                      (31)              (43)
Proceeds from sale of other real estate owned                              0                 0
                                                                     -------           -------
     Net cash used in investing activities                              (376)             (497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits       (78)            1,517
Certificates of deposit                                                 (478)              472
Payments on long-term Federal Home Loan Bank advances                     (1)               (1)
Dividends paid                                                             0                 0
                                                                     -------           -------
     Net cash provided by financing activities                          (557)            1,988
                                                                     -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (82)            1,645

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         7,987             6,192
                                                                     -------           -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 7,905           $ 7,837
                                                                     =======           =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the three-month period for interest                    $789              $626
Cash paid during the three-month period for income taxes                   0                28

-------------------------------------------------------------------------------
See accompanying notes.

                           EXCHANGE BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 1999 (unaudited) and December 31, 1998



NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of March 31, 1999, and December 31, 1998, and the results of operations for the three-months ended March 31, 1999 and 1998, and the cash flows for the three-months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three- months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                            (Dollars in thousands)
                                                     Three months            Year ended
                                                        ended                December 31,
                                                   March 31, 1999                 1998
                                                   --------------            ------------
Balance beginning of period                          $1,542                  $  624
Allowance related to loans acquired                       0                     961
Provision for loan losses                                 0                       0
Loans charged-off                                      (159)                   (125)
Recoveries on loans charged-off                          10                      82
                                                     ------                  ------
Balance, end of period                               $1,393                  $1,542
                                                     ======                  ======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1999, consisted of one long-term advance totaling $172,000 and from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:


                                                       (Dollars in thousands)

                                            At March 31, 1999                           At December 31, 1998
                                      ------------------------------       ----------------------------------------
                                                  Range of     Weighted-                  Range of       Weighted-
                                                  interest     average                    interest       average
                                      Amount      rates        interest       Amount      rates          interest rate

After five years                      $ 172       6.85%        6.85%           $ 173      6.85%           6.85%



The aggregate minimum future annual principal payments on borrowings are $23,000 in 1999, $22,000 in 2000, $19,000 in 2001, $17,000 in 2002, $14,000 in
2003, and $77,000 after 2002.



NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1999.


                                                         (Dollars in thousands)

                                                                                 Categorized as "Well
                                                                                 Capitalized" Under
                                                             For Capital         Prompt Corrective
                                           Actual            Adequacy Purposes   Action Provisions
                                    ------------------       -----------------   -----------------
                                    Amount       Ratio       Amount    Ratio     Amount     Ratio
                                    ------       -----       ------    -----     ------     -----
Total Risk-Based Capital            $9,670       15.51%      $4,988     8.0%     $6,235     10.0%
     (to Risk-Weighted Assets)

Tier I Capital                       8,883       14.25%        N/A      N/A       3,741      6.0%
     (to Risk-Weighted Assets)

Tier I Capital                       8,883        9.43%       3,768     4.0%      4,711      5.0%
     (to Total Assets)

Tier I Capital                       8,883        9.43%       2,827     3.0%       N/A        N/A
     (to Total Assets)




NOTE 5.EARNINGS PER SHARE

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

                                         For the Quarter Ended March 31, 1999
                                         ------------------------------------
                                         Income          Shares           Per Share
                                        (Numerator)     (Denominator)     Amount


Basic EPS
Income available to
     common shareholders                 $157,582         521,094           $0.30

Effect of dilutive securities:
None                                            0               0               0
                                         --------        --------            ----

Diluted EPS
Income available to
     common shareholders +
     assumed conversions                  $157,582        521,094          $0.30
                                         =========       ========          =====

                                         For the Quarter Ended March 31, 1998
                                         ------------------------------------

                                         Income          Shares           Per Share
                                        (Numerator)     (Denominator)     Amount

Basic EPS
Income available to
     common shareholders                  $207,783        515,650          $0.40

Effect of dilutive securities:
None                                             0              0              0
                                          --------        -------           ----

Diluted EPS
Income available to
     common shareholders +
     assumed conversions                  $207,783        515,650          $0.40
                                          ========        =======          =====


NOTE 6.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                            EXCHANGE BANCSHARES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS
===============================================================================

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 1999 and 1998.

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

     The following discussion under the captions "Changes in Financial Condition" and "Results of Operations", make reference to the acquisition of the "bank" or the "two office locations" which have had a significant effect on the Company's operations during the second, third and fourth quarters of fiscal 1998 as well as the first quarter of fiscal 1999. The following discussion, i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

Year 2000 Readiness

     As with other organizations, the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using the truncated fields may not work properly with dates beyond 1999. Correct processing of date orientated information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. Data processing for the Company is provided by a third party service bureau. The service bureau has stated that all their processing is or will be Year 2000 ready. The Company's subsidiary had been selected to be a "proxy" bank and was one of the user institution where the service bureau tested applications in December 1998.

     Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing procedures for these applications has been completed. Validation of the testing will be completed during the month of May, 1999. Contingency and Business Resumption plans are being developed. These plans will address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year

2000. Those PCs identified as non-Year 2000 compatible are being modified and/or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of March 31, 1999, the Company estimates that total Year 2000 implementation costs will not exceed $250,000 ($192,000 which have already been incurred) and are expected to be expensed over the next 9 months, impacting fiscal year ending December 31, 1999. This estimate is based on information available at March 31, 1999, and may be revised as additional information and actual costs become available.


                       Changes in Financial Condition

     At March 31, 1999, the consolidated assets of the Company totaled $94.6 million, a decrease of $117,000, or 0.12%, from $94.7 million at December 31, 1998. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the three months ended March 31, 1999. The deposit portfolio remained relatively constant experiencing a $556,000, or 0.65% decrease.

     Net loans receivable increased by $2.0 million, or 3.26%, to $63.3 million at March 31, 1999, compared to $61.3 million at December 31, 1998.
The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

     Investment securities decreased a net of $1.8 million, or 9.12%, from $19.5 million at December 31, 1998, to $17.7 million at March 31, 1999. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's on going strategy to expand their loan product base.

     Excess funds are temporarily invested in federal funds which increased slightly from $4.9 million at December 31, 1998, to $5.0 million at March 31, 1999.

     Deposit liabilities decreased $556,000 during the three months ended March 31, 1999. Noninterest bearing deposits decreased $1.4 million, or 14.71%, while interest-bearing deposits increased $865,000, or 1.15%, during the period. Management attributes the decrease to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

     Total shareholders' equity increased $95,000, or 1.05%, from $9.0 million at December 31, 1998, to $9.1 million at March 31, 1999. This increase was primarily the result of $157,000 in earnings for the first three months in fiscal 1999, being offset by a decrease in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $62,000.

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

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At March 31, 1999, Exchange Bancshares had no material commitments for capital expenditures.


                           Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

     General. Net income decreased for the three months ended March 31, 1999, to $157,000, as compared to the three months ended March 31, 1998, $208,000, a decrease of $51,000. This decrease was primarily attributed to the increases in the various operating expenses, a number of which are directly related to the acquisition of Towne Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have continued to increase during the first quarter of 1999 which has contributed to an increase in interest income of $305,000, or 21.28%, for the three months ended March 31, 1999, compared to 1998. The increase was attributed to the additional loan income of $313,000 resulting from an increase in loans receivable which was offset by decreases in investment income, $6,000, and federal funds income, $2,000.

     Interest Expense. Interest expense on deposit liabilities increased $162,000 for the three months ended March 31, 1999, as compared to the same period in 1998. Total deposits increased by an estimated $1.8 million (exclusive of the deposit liabilities assumed in conjunction with the bank acquisition) comparing March 31, 1999 to 1998, the average interest paid on interest-bearing deposits increased by 16 basis points from 3.75% for the three months ended March 31, 1998, to 3.91% for the same period ended March 31, 1999. The FHLB advance interest expense during the three-month period ended March 31, 1999, remained constant at $3,000 in both 1999 and 1998.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $149,000 during the three months ended March 31, 1999, compared to no provisions and net charge-offs of $11,000 during the three months ended March 31, 1998. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $64,000, or 77.119%, to $147,000 for the three months ended March 31, 1999, from $83,000 for the three months ended March 31, 1998. Service charges on deposit accounts increased $5,000 while other income (primarily miscellaneous fee income from PrimeVest) increased by $59,000.

     Non-Interest Expense. Non-interest expense increased $287,000, or 48.97%, to $873,000 for the three months ended March 31, 1999, from $586,000 in the comparable period in 1998. Of this increase, $110,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary and benefit adjustments as well as additional staffing associated with the addition of two branch office locations. The increase of $77,000 in occupancy and equipment is primarily attributable to the two new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same three month period in 1998. The significant increase in other expense, $56,000, was primarily a result of the additional expenses incurred as a result of the on going due diligence efforts, legal and accounting fees, and the data processing services associated with the recent bank acquisition.

     Income Taxes. The provision for income taxes decreased $29,000 for the three months ended March 31, 1999, compared with the prior year, primarily as a result of lower taxable income for the quarter.

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

         Not Applicable


ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibit 27: Financial Data Schedule

               b. No report on Form 8-K was filed during the quarter ended March 31, 1999.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.


                                   /s/ Marion Layman
Date May 14, 1999                  --------------------------------
     ------------                  Marion Layman
                                   Chairman, President, and Chief Executive
                                   Officer


                                   /s/ Marion Layman
Date May 14, 1999                  ---------------------------------
     ------------                  Marion Layman
                                   Principal Accounting and Financial Officer