Form 10QSB
period 1999-06-30
EXCHANGE BANCSHARES INC
filed 1999-08-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED June 30, 1999
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                     Commission file number  - 33-53596
                           EXCHANGE BANCSHARES, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                  OHIO                                  34-1721453
      ------------------------------       ------------------------------------
      State or other jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or organization)


      237 Main Street
      P.O. Box 177, Luckey, Ohio                              43443
      ---------------------------------------               ---------
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

As of August 2, 1999, 549,110 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.

                                  LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
=============================================================================

                                                                  Page Number
PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets                           3
           June 30, 1999, and December 31, 1998

           Condensed consolidated statements of income
           Three and Six months ended June 30, 1999 and 1998               4

           Condensed consolidated statements of changes
           in shareholders equity  -- Periods ended                        5
           June 30, 1999, and December 31, 1998

           Condensed consolidated statements of cash flows --              6
           Six months ended June 30, 1999 and 1998

           Notes to condensed consolidated financial statements            7
           June 30, 1999, and December 31, 1998

Item 2.    Management's Discussion and Analysis of Financial              11
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              16

Item 2.    Changes in Securities and Use of Proceeds                      16

Item 3.    Defaults upon Senior Securities                                16

Item 4.    Submission of Matters to a Vote of Security Holders            16

Item 5.    Other Information                                              17

Item 6.    Exhibits and Reports on Form 8-K                               17

Signatures                                                                18

                            EXCHANGE BANCSHARES, INC.
                                 LUCKEY,  OHIO
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       (Dollars in thousands)
                                                                 (Unaudited)
                                                                  At June 30,     At December 31,
                                                                  -----------     ---------------
                                                                     1999                1998
                                                                     ----                ----
ASSETS
Cash and cash equivalents
     Cash and amounts due from depository institutions           $  2,865             $ 3,092
     Interest bearing demand deposits in banks                         10                  21
     Federal funds sold                                             2,190               4,874
                                                                  -------             -------
          Total cash and cash equivalents                           5,065               7,987

Investment securities
     Securities available-for-sale                                 16,899              18,448
     Securities held-to-maturity,
       fair values of $679 and $1,030                                 673               1,022
                                                                  -------             -------
          Total investment securities                              17,572              19,470

Mortgage loans held-for-sale                                            0                 602

Loans                                                              65,665              62,874
Allowance for loan losses                                          (1,203)             (1,542)
                                                                  -------             -------
          Net loans                                                64,462              61,332

Premises and equipment, net                                         3,791               3,910
Accrued interest receivable                                           769                 689
Deferred income taxes                                                 425                 357
Other assets                                                          675                 337
                                                                  -------             -------
          TOTAL ASSETS                                            $92,759             $94,684
                                                                  =======             =======
LIABILITIES
Deposits
     Noninterest-bearing                                          $ 8,670             $ 9,655
     Interest-bearing                                              74,292              75,536
                                                                  -------             -------
          Total deposits                                           82,962              85,191

Borrowed funds                                                        154                 173
 Other liabilities                                                    395                 135
                                                                  -------             -------
          TOTAL LIABILITIES                                        83,664              85,670
                                                                  -------             -------

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
     authorized, 0 shares issued                                        0                   0
Common shares ($5.00 par value) 750,000 shares
     authorized, 550,851 and 524,620 issued                         2,754               2,623
Additional paid-in capital                                          4,337               3,786
Retained earnings                                                   2,053               2,546
Treasury stock at cost, 1,741 and 3,525 shares                        (28)                (50)
Accumulated other comprehensive income                                (21)                109
                                                                   ------             -------

          TOTAL SHAREHOLDERS' EQUITY                                9,095               9,014
                                                                  -------             -------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $92,759             $94,684
                                                                  =======             =======

-------------------------------------------------------------------------------
See accompanying notes.

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
                      CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                     (Dollars in thousands)
                                                                           (Unaudited)                (Unaudited)
                                                                          3 Months Ended             6 Months Ended
                                                                          --------------             --------------
                                                                       June 30,     June 30,     June 30,     June 30,
                                                                       --------     --------     --------     --------
                                                                          1999        1998         1999         1998
                                                                          ----        ----         ----         ----
INTEREST INCOME
Interest and fees on loans                                              $1,472       $1,153       $2,891       $2,263
Interest and dividends on investment securities                            260          251          521          517
Interest on federal funds sold                                              44           98          101          158
Interest on due from bank deposits                                           0            1            1            1
                                                                       -------      -------      -------      -------

     TOTAL INTEREST INCOME                                               1,776        1,503        3,514        2,939

INTEREST EXPENSE
Interest on deposits                                                       788          656        1,573        1,283
Interest on borrowed funds                                                   3            4            6            4
                                                                        ------      -------      -------      -------

     TOTAL INTEREST EXPENSE                                                791          660        1,579        1,287
                                                                        ------      -------      -------      -------

     NET INTEREST INCOME                                                   985          843        1,935        1,652

Provision for loan losses                                                    0            0            0            0
                                                                        ------      -------      -------      -------
     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                                  985          843        1,935        1,652

NON-INTEREST INCOME
Service charges on deposits                                                 74           67          141          129
Other income                                                                94           17          174           35
                                                                        ------      -------      -------      -------

     TOTAL NON-INTEREST INCOME                                             168           84          315          164
                                                                        ------      -------      -------      -------

NON-INTEREST EXPENSE
Salaries and employee benefits                                             468          305          855          581
Occupancy and equipment, net                                               144           85          303          167
Bank and ATM charges                                                        22           20           46           41
Credit card                                                                 22           15           41           29
Data processing                                                             30           23           62           48
Directors fees                                                              20           23           34           36
Examination and accounting fees                                             62           44          101           70
State and other taxes                                                       29           31           59           63
Postage and courier                                                         29           20           58           38
Supplies and printing                                                       31           26           59           50
Other expenses                                                             142          120          254          175
                                                                        ------      -------      -------      -------

     TOTAL NON-INTEREST EXPENSE                                            999          712        1,872        1,298
                                                                        ------      -------      -------      -------

     INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                                      154          215          378          518

Federal income tax expense                                                  44           60          110          155
                                                                         ------     -------      -------      --------
     NET INCOME                                                            $110        $155         $268         $363
                                                                         ======     =======      =======      ========
EARNINGS PER SHARE:
Basic                                                                      $0.20       $0.29        $0.49        $0.67
Diluted                                                                    $0.20       $0.29        $0.49        $0.67

--------------------------------------------------------------------------------
See accompanying notes.

                          EXCHANGE BANCSHARES, INC.
                                LUCKEY, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Year ended December 31, 1998 (audited) and
                the six months ended June 30, 1999 (unaudited)
--------------------------------------------------------------------------------

                                                     Number of shares                                         Amounts
                                                     ----------------        ------------------------------------------------------
                                                                                                        (Dollars in thousands)
                                                                                                        ----------------------
                                                                                                               Accumulated
                                                                                                               other
                                                                         Additional                            compre-       Compre-
                                            Common   Treasury  Common    paid-in     Retained     Treasury     hensive       hensive
                                            stock    stock     stock     capital     earnings     stock        income        income
                                            -----    -----     -----     -------     --------     -----        -----------   ------
December 31, 1997                           499,534  (8,439)   $2,498    $3,370      $2,626       ($126)        $75

Net income                                                                              672                                  $672

Other comprehensive income-
     Change in unrealized gain (loss) on
     securities available-for-sale,
     net of tax of $18                                                                                           34            34
                                                                                                                             ----
Comprehensive income                                                                                                         $706
                                                                                                                             ====

Cash dividends declared ($.49 per share)                                               (253)

5% stock dividend declared                   24,976    (422)      124       375        (499)

Issuance of common stock                        110                 1         2

Sale of treasury stock                                5,336                  39                      76
                                            -------  ------     -----     -----       -----         ----        ---
          December 31, 1998                 524,620  (3,525)    2,623     3,786       2,546         (50)        109
                                            -------  ------     -----     -----       -----         ----        ---

Net income                                                                              268                                  $268

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax $67                                                                                            (130)          (130)
                                                                                                                              -----
Comprehensive income                                                                                                          $168
                                                                                                                              ====
Cash dividends declared ($.20 per share)                                               (105)

5% stock dividend declared                   26,231    (176)      131       525        (656)

Sale of treasury stock                                2,335                  26                      31

Purchase of treasury stock                             (375)                                         (9)
                                            -------  ------    ------    ------      ------        -----      ------
     June 30, 1999                          550,851  (1,741)   $2,754    $4,337      $2,053        $(28)      $( 21)
                                            =======  =======   ======    ======      ======        =====      ======

--------------------------------------------------------------------------------
See accompanying notes.

                           EXCHANGE BANCHSARES, INC.
                                LUCKEY, OHIO
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                (Dollars in thousands)
                                                                          (Unaudited)
                                                                         6 Months Ended
                                                                         --------------
                                                                 June 30,           June 30,
                                                                 --------           --------
                                                                   1999               1998
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  268             $  363
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                    0                  0
          Depreciation                                               160                 63
          Goodwill amortization                                        1                  0
          Deferred income taxes                                        0                  0
          Amortization (accretion)                                    49                 44
          Proceeds from loans held-for-sale                          602                286
          Changes in operating assets and liabilities:
               Accrued interest receivable                           (80)              (198)
               Accrued interest payable                              (18)                17
               Other assets                                         (339)              (808)
               Other liabilities                                     260                306
                                                                 -------            -------
     Net cash provided by operating activities                       903                 73
                                                                 -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities              342              1,019
Purchases of available-for-sale securities                        (2,093)            (2,753)
Proceeds from maturities of available-for-sale securities          3,400              2,555
Net increase in loans                                             (3,128)           (14,318)
Purchases of premises and equipment                                  (41)            (2,712)
Proceeds from sale of other real estate owned                          0                  0
                                                                --------            -------
     Net cash used in investing activities                        (1,520)           (16,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
     Noninterest-bearing, interest-bearing demand,
       and savings deposits                                           413             7,597
     Certificates of deposit                                       (2,642)           10,366
Net decrease in short-term borrowings                                   0               (21)
Payments on long-term Federal Home Loan Bank advances                 (19)               (1)
Sale of Treasury Stock                                                 57                46
Purchase of Treasury Stock                                             (9)                0
Dividends paid                                                       (105)              (98)
                                                                 --------           --------
     Net cash provided by financing activities                     (2,305)           17,889
                                                                 --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,922)            1,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      7,987             6,192
                                                                 --------           -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $5,065            $7,945
                                                                 ========           =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the six-month period for interest                 $1,596            $1,270
Cash paid during the six-month period for income taxes                 88               223

-------------------------------------------------------------------------------
See accompanying notes.

                            EXCHANGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  June 30, 1999 (unaudited) and December 31, 1998



NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of June 30, 1999, and December 31, 1998, and the results of operations for the three-and six-months ended June 30, 1999 and 1998, and the cash flows for the six-months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six-months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowan for loan losses is summarized as follows:

                                                   (Dollars in thousands)
                                            Six months            Year ended
                                               ended              December 31,
                                            June 30, 1999            1998
                                            -------------         ------------
Balance beginning of period                   $1,542                 $624

Allowance related to loans acquired                0                  961

Provision for loan losses                          0                    0

Loans charged-off                               (360)                (125)

Recoveries on loans charged-off                   21                   82
                                              ------               ------
Balance, end of period                        $1,203               $1,542
                                              ======               ======


NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1999, consisted of one long-term advance totaling $154,000 and from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                                       (Dollars in thousands)

                                   At June 30, 1999                            At December 31, 1998
                         ---------------------------------------      -------------------------------------
                                    Range of       Weighted-                     Range of     Weighted-
                                    interest       average                       interest     average
                         Amount     rates          interest rate      Amount     rates        interest rate
                         ------     -----          -------------      ------     -----        --------
After five years         $154       6.85%          6.85%              $ 173      6.85%        6.85%


The aggregate minimum future annual principal payments on borrowings are $5,000 in 1999, $22,000 in 2000, $19,000 in 2001, $17,000 in 2002, $14,000 in
2003, and $77,000 after 2002.


NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1999.


                                                   (Dollars in thousands)

                                                                            Categorized as "Well
                                                                            Capitalized" Under
                                                      For Capital           Prompt Corrective
                                     Actual           Adequacy Purposes     Action Provisions
                                     ------           -----------------     -----------------
                                Amount     Ratio      Amount     Ratio      Amount      Ratio
                                ------     -----      ------     -----      ------      -----
Total Risk-Based Capital
     (to Risk-Weighted Assets)  $9,695     15.78%     $4,914     8.0%       $6,142      10.0%

Tier I Capital
     (to Risk-Weighted Assets)   8 ,922    14.53%      N/A       N/A         3,685       6.0%

Tier I Capital
     (to Average Total Assets)   8,922      9.50%      3,755     4.0%        4,694       5.0%

Tier I Capital
     (to Average Total Assets)   8,922      9.50%      2,816     3.0%        N/A         N/A


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

                                    For the Quarter Ended June 30,1999
                              ---------------------------------------------
                               Income            Shares            Per Share
                              (Numerator)       (Denominator)      Amount
Basic EPS
Income available to
     common shareholders       $110,155          553,521           $0.20

Effect of dilutive securities:
None                                  0                0
Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $110,155          553,521           $0.20
                               ========          =======           =====



                                    For the Quarter Ended June 30, 1998
                              ---------------------------------------------
                              Income             Shares            Per Share
                             (Numerator)        (Denominator)      Amount
Basic EPS
Income available to
     common shareholders       $155,089          541,859           $0.29

Effect of dilutive securities:
None                                  0                0
                               --------          -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $155,089          541,859           $0.29
                               ========          =======           =====


                                    For the Six Months Ended June 30, 1999

                               Income            Shares            Per Share
                              (Numerator)       (Denominator)      Amount
Basic EPS
Income available to
     common shareholders       $267,737          550,348           $0.49

Effect of dilutive securities:
None                                  0                0
                               --------          -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $267,737          550,348           $0.49
                               ========          =======           =====

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                    For the Six Months Ended June 30, 1998
                               -----------------------------------------------

                               Income            Shares            Per Share
                              (Numerator)       (Denominator)      Amount
Basic EPS
Income available to
     common shareholders       $362,871          541,647           $0.67

Effect of dilutive securities:
None                                  0                0
                               --------          -------

Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $362,871          541,647           $0.67
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

                         EXCHANGE BANCSHARES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS

============================================================================


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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and six- month periods ended June 30, 1999 and 1998.

     The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from em which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

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

     The following discussion under the captions "Changes in Financial Condition" and "Results of Operations", make reference to the acquisition of the "bank" or the "two office locations" which have had a significant effect on the Company's operations during the second, third and fourth quarters of fiscal 1998 as well as the first two quarters of fiscal 1999. The following discussion, i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

Year 2000 Readiness

     As with other organizations, the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using the truncated fields may not work properly with dates beyond 1999. Correct processing of date orientated information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. Data processing for the Company is provided by a third party service bureau. The service bureau has stated that all their processing is or will be Year 2000 ready. The Company's subsidiary had been selected to be a "proxy" bank and was one of the user institutions where the service bureau tested applications in December 1998.

     Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing procedures for these applications have been completed. Contingency and Business Resumption Plans have been developed. These plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which
are vital to business continuation.   Validation of the Contingency and
Business Resumption Plans and testing procedures has be completed by the bank's external auditors. Internal testing of the Contingency and Business Resumption Plans are currently underway.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible are being modified and/or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of June 30, 1999, the Company estimates that total Year 2000 implementation costs will not exceed $250,000 ($192,000 which have already been incurred) and are expected to be expensed over the next 6 months, impacting fiscal year ending December 31, 1999. This estimate is based on information available at June 30, 1999, and may be revised as additional information and actual costs become available.


                        Changes in Financial Condition

     At June 30, 1999, the consolidated assets of the Company totaled $92.8 million, a decrease of $1.9 million, or 2.03%, from $94.7 million at December 31, 1998. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the six months ended June 30, 1999. The deposit portfolio decreased by $2.2 million, or 2.62%, from $85.2 million at December 31, 1998.

     Net loans receivable increased by $3.2 million, or 5.10%, to $64.5 million at June 30, 1999, compared to $61.3 million at December 31, 1998. The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

     Investment securities decreased a net of $1.9 million, or 9.75%, from $19.5 million at December 31, 1998, to $17.6 million at June 30, 1999. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's on going strategy to expand their loan product base.

     Excess funds are temporarily invested in federal funds which decreased from $4.9 million at December 31, 1998, to $2.2 million at June 30, 1999. These funds were utilized primarily to satisfy the decline in deposit account balances.

     Deposit liabilities decreased $2.2 million, or 2.62%, during the six months ended June 30, 1999. Noninterest bearing deposits decreased $985,000, or 10.20%, while interest-bearing deposits decreased $1.2 million, or 1.65%, during the period. Management attributes the decrease to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

     Total shareholders' equity increased $81,000, or 0.90%, from $9.0 million at December 31, 1998, to $9.1 million at June 30, 1999. This increase was primarily the result of $268,000 in earnings for the first six months in fiscal 1999 and net sales of $48,000 in treasury shares through the Dividend Reinvestment Plan. These increases were partially offset by a decrease in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $130,000 and the payment of cash dividends of $105,000.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 1999, Exchange Bancshares had no material commitments for capital expenditures.


                            Results of Operations

Comparison of Three months Ended June 30, 1999 and 1998

     General. Net income decreased for the three months ended June 30, 1999, to $110,000, as compared to the three months ended June 30, 1998, $155,000, a decrease of $45,000, or 29.03%. This decrease was primarily attributed to the increases in the various operating expenses, the majority of which were directly related to the acquisition of Towne Bank and the increased costs associated with the two additional office locations. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have increased during the second quarter of 1999 which contributed to an increase in interest income of $273,000, or 18.16%, for the three months ended June 30, 1999, compared to same three month period in 1998. The increase was attributed to the additional $319,000 income from lending activities and $9,000 from investment securities. These increases were offset by a decrease in interest income of $54,000 from federal funds sold. The overall yield on average interest-earning assets decreased 17 basis points, or 0.17%, during the second quarter of fiscal 1999 as compared to 1998, from 8.34% to 8.17%.

     Interest Expense. Interest expense on deposit liabilities increased $132,000, or 20.12%, for the three months ended June 30, 1999, as compared to the same period in 1998. Average interest-bearing deposits increased by $15.1 million comparing three month period ended June 30, 1999 to June 30, 1998, and the average interest paid on interest-bearing deposits decreased by 17 basis points from 4.36% for the three months ended June 30, 1998, to 4.19% for the same period ended June 30, 1999. The FHLB advance interest expense during the three-month period ended June 30, 1999, remained constant at $3,000 in both 1999 and 1998. The additional $1,000 in interest expense in 1998 was attributed to temporary short term borrowings in the form of federal funds purchased.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $190,000 during the three months ended June 30, 1999, compared to no provisions and net charge-offs of $19,000 during the three months ended June 30, 1998. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $84,000, or 100%, to $168,000 for the three months ended June 30, 1999, from $84,000 for the six months ended June 30, 1998. Service charges on deposit accounts increased $7,000 while other income (primarily miscellaneous fee income from PrimeVest) increased by $77,000.

     Non-Interest Expense. Non-interest expense increased $287,000, or 48.97%, to $999,000 for the three months ended June 30, 1999, from $712,000 in the comparable period in 1998. Of this increase, $163,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary and benefit adjustments as well as additional staffing associated with the addition of two branch office locations. The increase of $59,000 in occupancy and equipment is primarily attributable to the two new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing modestly over the levels experienced during the same three month period in 1998. The increase in other expenses, was primarily a result of the additional expenses incurred as a result of the on going legal, consulting and accounting fees, and the data processing services associated with the Towne Bank acquisition.

     Income Taxes. The provision for income taxes decreased $16,000 for the three months ended June 30, 1999, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Six months Ended June 30, 1999 and 1998

     General. Net income decreased for the six months ended June 30, 1999, to $268,000, as compared to the six months ended June 30, 1998, $363,000, a decrease of $95,000. This decrease was primarily attributed to the increases in the various operating expenses, a number of which are directly related to the operation of the two additional offices associated with the Towne Bank acquisition. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have continued to increase during the six months of 1999 which has contributed to an increase in interest income of $575,000, or 19.56%, for the six months ended June 30, 1999, compared to 1998. The increase was attributed to the additional loan income of $628,000 resulting from an increase in loans receivable and a $4,000 increase in investment income which was offset by the decrease in federal funds sold income, $57,000.

     Interest Expense. Interest expense on deposit liabilities increased $290,000 for the six months ended June 30, 1999, as compared to the same period in 1998. Average interest-bearing deposits increased by $1.3 million comparing the six months ended June 30, 1999 to June 30, 1998, and the average interest paid on interest-bearing deposits increased by 1 basis point from 4.32% for the six months ended June 30, 1998, to 4.33% for the same period ended June 30, 1999. The FHLB advance interest expense during the six-month period ended June 30, 1999, remained relatively constant.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $339,000 during the six months ended June 30, 1999, compared to no provisions and net charge-offs of $30,000 during the six months ended June 30, 1998. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $151,000, or 92.07%, to $315,000 for the six months ended June 30, 1999, from $164,000 for the six months ended June 30, 1998. Service charges on deposit accounts increased $12,000 while other income (primarily miscellaneous fee income from PrimeVest) increased by $139,000.

     Non-Interest Expense. Non-interest expense increased $574,000, or 44.22%, to $1.9 million for the six months ended June 30, 1999, from $$1.3 million in the comparable period in 1998. Of this increase, $274,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary and benefit adjustments as well as additional staffing associated with the addition of two branch office locations. The increase of $136,000 in occupancy and equipment is primarily attributable to the two new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same three month period in 1998. The significant increase in other expense, $79,000, was primarily a result of the additional expenses incurred as a result of the on legal, consulting and accounting fees, and the data processing services associated with the recent bank acquisition.

     Income Taxes. The provision for income taxes decreased $45,000 for the six months ended June 30, 1999, compared with the prior year, primarily as a result of lower taxable income for the quarter.

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


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

John Moore and Sharon Hoffman duly appointed Judges of Election of the Company do hereby certify that:

The Annual Meeting of Shareholders ("Annual Meeting") of the Company will be held at the Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio on May 19, 1999 following the shareholders' dinner at 6:30 p.m..

According to the certified list of shareholders which was presented at the Annual Meeting, there were 521,094 votes entitled to be cast at the Annual Meeting, of which 260,548 represented a majority. There were present at the Annual Meeting, in person or by proxy, 442,247 shares, at least a majority of the outstanding votes entitled to vote.

John Moore and Sharon Hoffman inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy. The following is a record of the votes cast in connection with the various propositions presented at the Annual
Meeting:

Proposal No. 1:

    RESOLVED, that Donald P. Gerke, David G. Marsh, and Edmund J. Miller be elected to the Board of Directors of the Company for three year terms expiring in 2002.

    Donald P. Gerke             Number of Votes For            440,802
                                   Percentage                    84.59%
                                Number of Votes Withheld         1,445
                                   Percentage                     0.28%

    David G. Marsh              Number of Votes For            440,958
                                   Percentage                    84.62%
                                Number of Votes Withheld         1,289
                                   Percentage                     0.25%

    Edmund J. Miller            Number of Votes For            440,412
                                   Percentage                    84.52%
                                Number of Votes Withheld         1,835
                                   Percentage                     0.35%

Proposal No. 2:

RESOLVED, that the appointment by the Board of Directors of the firm of Robb, Dixon, Francis, Davis, Oneson and Company as independent accountants of the Company for the fiscal year ending December 31, 1999 be ratified and approved in all respects.

                                    FOR         AGAINST       ABSTAIN
                                  -------       -------       -------
    Number of Votes               440,605         296          1,346
                                  -------       -------       -------

    Percentage                      84.55%       0.06%          0.26%
                                  -------       -------       -------


ITEM 5 - OTHER INFORMATION

         Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit 27: Financial Data Schedule

         b. No report on Form 8-K was filed during the quarter ended June 30, 1999.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EXCHANGE BANCSHARES, INC.



Date   August 13, 1999                   /s/ Marion Layman
       -------------------------------   -------------------------------------
                                         Marion Layman
                                         Chairman, President, and
                                         Chief Executive Officer



Date  August 13, 1999                   /s/ Marion Layman
     --------------------------------- --------------------------------------
                                         Marion Layman
                                         Principal Accounting
                                         and Financial Officer