Form 10QSB
period 1999-09-30
EXCHANGE BANCSHARES INC
filed 1999-11-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED September 30, 1999
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                     Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              OHIO                                   34-1721453
-----------------------------------      -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

237 Main Street
P.O. Box 177, Luckey, Ohio                                         43443
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                               (419) 833-3401
                         ---------------------------
                         (Issuer's telephone number)

                                    N/A
                                    ---
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No . . .
    ------

As of November 3, 1999, 549,110 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          EXCHANGE BANCSHARES, INC.

                               LUCKEY, OHIO

                                FORM 10-QSB
                                   INDEX

================================================================================


                                                                  Page Number
PART I       FINANCIAL INFORMATION

Item. 1.     Financial Statements (Unaudited)

             Condensed consolidated balance sheets --                     3
             September 30, 1999, and December 31, 1998

             Condensed consolidated statements of income --
             Three and Nine months ended September 30, 1999 and 1998      4

             Condensed consolidated statements of changes
             in shareholders equity  -- Periods ended                     5
             September 30, 1999, and December 31, 1998

             Condensed consolidated statements of cash flows --           6
             Nine months ended September 30, 1999 and 1998

             Notes to condensed consolidated financial statements --      7
             September 30, 1999, and December 31, 1998

Item 2.      Management's Discussion and Analysis of Financial           11
             Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                           16

Item 2.      Changes in Securities and Use of Proceeds                   16

Item 3.      Defaults upon Senior Securities                             16

Item 4.      Submission of Matters to a Vote of Security Holders         16

Item 5.      Other Information                                           17

Item 6.      Exhibits and Reports on Form 8-K                            17

             Signatures                                                  18

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
                         CONSOLIDATED BALANCE SHEETS
==============================================================================

                                                        (Dollars in thousands)
                                                            Unaudited
                                                                At                  At
                                                           September 30,        December 30,
                                                               1999                 1998
                                                          -------------        ------------
ASSETS
Cash and cash equivalents
     Cash and amounts due from depository institutions     $ 2,830              $ 3,092
     Interest bearing demand deposits in banks                   6                   21
     Federal funds sold                                      3,678                4,874
                                                           -------              -------
          Total cash and cash equivalents                    6,514                7,987

Investments securities
     Securities available-for-sale                          16,451               18,448
     Securities held-to-maturity,
     fair values of$500 and $1,030                             495                1,022
                                                           -------              -------

               Total investment securities                  16,946               19,470

Mortgage loans held-for-sale                                     0                  603

Loans                                                       67,089               62,874
Allowance for loan losses                                   (1,194)              (1,542)
                                                            -------              -------

     Net loans                                              65,895               61,332

Premises and equipment, net                                  3,728                3,910
Accrued interest receivable                                    783                  689
Deferred income taxes                                          385                  309
Other assets                                                   643                  336
                                                           -------              -------
          TOTAL ASSETS                                     $94,894              $94,636

LIABILITIES
Deposits
     Noninterest-bearing                                   $10,549              $ 9,655
     Interest-bearing                                       74,399               75,536
                                                           -------              -------
               Total deposits                               84,948               85,191

Borrowed funds                                                 153                  173
Accrued interest payable                                       165                  171
Other liabilities                                              407                  135
                                                            ------              -------
          TOTAL LIABILITIES                                 85,673               85,670

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
     authorized , no shares issued                               0                    0
Common shares ($5.00 par value) 750,000 shares
     authorized, 550,851 shares issued                       2,754                2,623
Additional paid-in capital                                   4,337                3,786
Retained earnings                                            2,195                2,497
Treasury stock at cost, 1,741 and 3,701 shares held            (28)                 (50)
Accumulated other comprehensive income                         (37)                 110
                                                            ------              -------
     TOTAL SHAREHOLDERS' EQUITY                              9,221                8,966
                                                            ------              -------

     TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                           $94,894              $94,636
                                                           =======              =======

--------------------------------------------------------------------------------
See accompanying notes.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                          CONSOLIDATED INCOME STATEMENTS
===============================================================================

                                                                           (Dollars in thousands)
                                                             (Unaudited)                  (Unaudited)
                                                            3 Months Ended              9 Months Ended
                                                  September 30,   September 30,  September 30,   September 30,
                                                      1999            1998           1999            1998
                                                      ----            ----           ----            ----
INTEREST INCOME
Interest and fees on loans                         $ 1,503         $ 1,446        $ 4,394         $ 3,693
Interest and dividends on investments                  251             273            772             791
Interest on federal funds sold                          41              90            142             247
Interest on due from banks                               0               0              1               2
                                                    ------         -------       --------        -------
     TOTAL INTEREST INCOME                           1,795           1,809          5,309           4,733

INTEREST EXPENSE
Interest on deposits                                   785             834          2,358           2,113
Interest on borrowed funds                               3               1              9               9
                                                    ------         -------        -------         -------
     TOTAL INTEREST EXPENSE                            788             835          2,367           2,122

NET INTEREST INCOME                                  1,007             974          2,942           2,611

Provision for loan losses                                0               0              0               0

NET INTEREST INCOME AFTER
         FOR LOAN LOSSES                             1,007             974          2,942           2,611

NON-INTEREST INCOME
Service charges on deposits                             73              81            214             210
Other income                                            84              22            258              73
                                                   -------          ------        -------         -------
     TOTAL NON-INTEREST INCOME                         157             103            472             283

NON-INTEREST EXPENSE
Salaries and employee benefits                         415             359          1,270             941
Occupancy and equipment, net                           143             145            446             312
Bank and ATM charges                                    26              23             72              64
Credit cards                                            20              48             61              48
Data processing                                         30              35             92              83
Director fees                                           14              14             49              50
Examination and accounting fees                         34              46            135             116
State and other taxes                                   28              29             87              92
Postage and courier                                     28              19             86              57
Supplies and printing                                   33              45             91              94
Other expenses                                         117             138            370             342
                                                    ------          ------         ------          ------

     TOTAL NON-INTEREST EXPENSE                        888             901          2,759           2,199
                                                    ------          ------         ------          ------
     INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                  276             176            655             695

Federal income tax expense                              86              59            197             234
                                                    ------         -------        -------         -------

NET INCOME                                          $  190         $   117        $   458         $   461
                                                    ======         =======        =======         =======

EARNINGS PER SHARE:
     Basic                                           $0.35           $0.22          $0.84           $0.85
     Diluted                                         $0.35           $0.22          $0.84           $0.85

------------------------------------------------------------------------
See accompanying notes.

                           EXCHANGE BANCSHARES, INC
                                LUCKEY, OHIO
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================

                                                                             (Dollars in thousands)
                                                        Shares                   Amounts
                                                        ------                   -------

                                                                                                          Accumulated
                                                                                                          other
                                                                          Additional                      compre-      Compre-
                                              Common    Treasury  Common  paid-in     Retained  Treasury  hensive      hensive
                                              stock     stock     stock   surplus     earnings  stock     income       income
                                              -----     -----     -----   -------     --------  -----     ------       -------
December 31, 1997                             499,534   (8,439)   $2,498  $3,370      $2,626    ($126)    $75

Net income                                                                               623                           $623

Other comprehensive income
     Change in unrealized gain (loss) on
     securities available-for-sale,
     net of tax of $18                                                                                     35            35
                                                                                                                      -----

Comprehensive income                                                                                                   $658
                                                                                                                      =====

Cash dividend declared ($0.49 per share)                                                (253)

5% stock dividend declared                     24,976     (422)      124     375        (499)

Issuance of common stock                          110                  1       2

Sale of treasury stock                                   5,336                39                   76
                                              -------   ------    ------   -----       -----      ----    ---
December 31, 1998                             524,620   (3,525)    2,623   3,786       2,497      (50)    110

Net income                                                                               458                           $458

Other comprehensive income
     Change in unrealized gain (loss) on
     securities available-for-sale,
     net of tax of ($50)                                                                                 (147)          (50)

Comprehensive income
                                                                                                                       ----
Cash dividend declared ($0.20 per share)                                                (104)                          $508
                                                                                                                      ====

5% stock dividend declared                     26,231     (176)      131     525        (656)

Sale of treasury stock                                   2,335                26                   31

Purchase of treasury stock                                (375)                                    (9)
                                              -------   ------    ------  ------      ------     ----    -----
September 30, 1999                            550,851   (1,741)   $2,754  $4,337      $2,195     ($28)   ($37)


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                      CONSOLIDATED STATEMENT OF CASH FLOWS
===============================================================================

                                                                      (Dollars in thousands)
                                                                              (Unaudited)
                                                                               9 Months
                                                                   September 30,     September 30,
                                                                        1999             1998
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $458               $461
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                    0                  0
          Loss on disposal of fixed assets                             3                  0
          Depreciation                                               239                140
          Goodwill amortization                                        2                  0
          Deferred income taxes                                        0                 63
          Amortization (accretion)                                    72                 61
          Proceeds from loans held-for-sale                          603                286
          Changes in operating assets and liabilities:
               Accrued interest receivable                           (95)              (118)
               Accrued interest payable                               (6)               (18)
               Taxes payable                                          28                (35)
               Other assets                                         (312)                74
               Other liabilities                                     248                (77)
                                                                 -------            -------
Net cash provided by operating activities                          1,240                837

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities              518              1,142
Purchases of available-for-sale securities                        (3,692)            (2,578)
Proceeds from maturities of available-for-sale securities          5,400              3,655
Net increase in loans                                             (4,560)            (1,650)
Cash received on purchase of Towne Bank                                0                918
Purchases of premises and equipment                                  (60)            (3,128)
                                                                  ------            --------

Net cash used in investing activities                             (2,394)            (1,641)
                                                                  -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
     Noninterest-bearing, interest-bearing demand,
     and savings deposits                                          1,494              4,703
     Certificates of deposit                                      (1,737)              (580)
Net decrease in short-term borrowings                                  0                (23)
Payments on long-term Federal Home Loan Bank advances                (21)                 0
Sale of treasury stock                                                58                 46
Purchase of treasury stock                                            (9)                 0
Dividends paid                                                      (104)               (98)
                                                                  ------             ------

Net cash (used) provide by financing activities                     (319)             4,048
                                                                  ------             ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,473)             3,244

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   7,987              6,192
                                                                  ------             ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 6,514            $ 9,436
                                                                 =======            =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the nine-month period for interest              $ 2,373            $ 2,095
Cash paid during the nine-month period for income taxes              225                527

--------------------------------------------------------------------
See accompanying notes.

                        EXCHANGE BANCSHARES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           September 30, 1999 (unaudited) and December 31, 1998
===============================================================================


NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of September 30, 1999, and December 31, 1998, and the results of operations for the three-and nine-months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine-months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                               (Dollars in thousands)
                                               Nine months         Year ended
                                               ended               December 31,
                                               September 30,       1998
                                               ------------        ----
                                               1999
                                               ----
Balance beginning of period                    $1,542               $624
Allowance related to loans acquired                 0                961
Provision for loan losses                           0                  0
Loans charged-off                                (371)              (125)
Recoveries on loans charged-off                    23                 82
                                               ------             ------
Balance, end of period                         $1,194             $1,542
                                               ======             ======

NOTE 3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 1999, consisted of one long-term advance totaling $153,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                       (Dollars in thousands)

                                   At September 30, 1999                   At December 31, 1998
                             -------------------------------------  ------------------------------------
                                         Range of  Weighted-                    Range of    Weighted-
                                         interest  average                      interest    average
                              Amount     rates     interest rate     Amount     rates       interest rate
                              ------     -----     -------------     ------     -----       -------------
After five years              $153       6.85%     6.85%             $ 173      6.85%       6.85%

The aggregate minimum future annual principal payments on borrowings are $4,000 in 1999, $22,000 in 2000, $19,000 in 2001, $17,000 in 2002, $14,000 in
2003, and $77,000 after 2002.


NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 1999.


                                                    (Dollars in thousands)

                                                                            Categorized as "Well
                                                                            Capitalized" Under
                                                      For Capital           Prompt Corrective
                                       Actual         Adequacy Purposes     Action Provisions
                                 ----------------     -----------------     -----------------
                                 Amount     Ratio     Amount     Ratio      Amount     Ratio
                                 ------     -----     ------     -----      ------     -----

Total Risk-Based Capital
     (to Risk-Weighted Assets)   $9,896     16.10%    $4,916    8.0%      $6,145       10.0%

Tier I Capital
     (to Risk-Weighted Assets)    9,123     13.97%     N/A      N/A        3,687        6.0%

Tier I Capital
     (to Average Total Assets)    9,123      9.12%     3,749    4.0%       4,686        5.0%

Tier I Capital
     (to Average Total Assets)    9,123      9.12%     2,811    3.0%       N/A          N/A


NOTE 5.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which was adopted by the Company as of December 31, 1997. Common stock equivalents would include shares held by the company's Employee Stock Ownership Plan ("ESOP")that are committed for release, shares awarded but not released under the company's Recognition and Retention Plan ("RRP"), and stock options granted under the company's Stock Option Plan ("SOP"). Currently the Company has no such plans in existence.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                For the Three Months Ended September 30, 1999
                                ---------------------------------------------
                                Income           Shares             Per Share
                               (Numerator)      (Denominator)       Amount

Basic EPS
Income available to
     common shareholders        $189,981         549,110            $0.35

Effect of dilutive securities:
None                                   0               0
                                --------         -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions        $189,981         549,110            $0.35
                                ========         =======            =====


                                For the Three Months Ended September 30, 1998

                                Income           Shares             Per Share
                               (Numerator)      (Denominator)       Amount

Basic EPS
Income available to
     common shareholders       $117,136          543,861            $0.22

Effect of dilutive securities:
None                                  0                0
                               --------          --------

Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $117,136         543,861            $0.22


                               For the Nine months Ended September 30, 1999
                               --------------------------------------------
                               Income           Shares             Per Share
                              (Numerator)      (Denominator)       Amount

Basic EPS
Income available to
     common shareholders       $457,718         550,348            $0.84

Effect of dilutive securities:
None                                  0               0
                               --------         -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $457,718         550,348            $0.84
                               ========         =======            =====

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                               For the Nine months Ended September 30, 1998
                               --------------------------------------------
                               Income           Shares             Per Share
                              (Numerator)      (Denominator)       Amount

Basic EPS
Income available to
     common shareholders       $460,836         542,393            $0.85

Effect of dilutive securities:
None                                  0               0
                               --------         -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions       $460,836         542,393            $0.85
                               ========         =======


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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and nine-month periods ended September 30, 1999 and 1998.

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

Acquisition or Disposition of Assets

     On June 11, 1998, the Company entered into a definitive agreement with Towne Bancorp, Inc., an Ohio corporation located in Perrysburg, Ohio ("Towne Bancorp"), and Towne Bank, a wholly-owned subsidiary of Towne Bancorp, pursuant to which the Company agreed to purchase 1,000,000 shares of original issue common stock of Towne Bank for an aggregated purchase price of $2,000,000 ("Agreement"). On June 19, 1998, the parties entered into a Merger Agreement whereby Towne Bank would merge with and into The Exchange Bank, the wholly-owned subsidiary bank of the Company, with The Exchange Bank being the surviving bank in the merger ("Merger"). Cash consideration for the Merger was paid to Towne Bancorp in exchange for the remaining common stock of Towne Bank held by Towne Bancorp. The cash consideration paid to Towne Bancorp pursuant to the Merger Agreement consisted of $1.5 million to be adjusted upward or downward on a dollar for dollar basis based upon the amount of capital in Towne Bank's capital account that was greater than or less than $1,000,000 at the closing of the transaction, with a minimum purchase price of $1,000,000. The actual cash consideration paid to Towne Bancorp at the closing was $1,100,560 of which 25% was held back by the Company in an escrow account for a period of nine months from Closing against which the Company may collect for any breaches of the representations, warranties and covenants given by Towne Bancorp and Towne Bank in the Agreement. The transactions contemplated by both the Agreement and by the Merger were consummated on June 19, 1998.

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

     The following discussion under the captions Changes in Financial Condition and Results of Operations, make reference to the acquisition of the bank or the two office locations which have had a significant effect on the Company's operations during the second, third and fourth quarters of fiscal 1998 as well as the first three quarters of fiscal 1999. The following discussion, i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

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

     Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing procedures for these applications have been completed. Contingency and Business Resumption Plans have been developed. These plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which
are vital to business continuation.   Validation of the Contingency and
Business Resumption Plans and testing procedures has be completed by the bank's external auditors prior to June 30,1999. The internal testing of the Contingency and Business Resumption Plans was completed and the results were validated by the bank's external auditors.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility.
PCs must pass both tests to be considered ready for Year 2000. Those PCs identified as non-Year 2000 compatible are being modified and/or replaced .
The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of September 30, 1999, the Company estimates that total Year 2000 implementation costs will not exceed $250,000 ($220,000 which have already been incurred) and are expected to be expensed over the next several months, impacting fiscal year ending December 31, 1999. This estimate is based on information available at September 30, 1999, and may be revised as additional information and actual costs become available.

     In management's opinion, the additional liquidity needs and cash planning issues have been reviewed and procedures have been implemented to adequately address customer needs and to either minimize or avoid possible customer inconvenience.

                       Changes in Financial Condition

     At September 30, 1999, the consolidated assets of the Company totaled $94.9 million, an increase of $300,000, or 0.27%, from $94.7 million at December 31, 1998. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the nine months ended September 30, 1999. The deposit portfolio decreased by $200,000, or 0.29%, from $85.2 million at December 31, 1998.

     Net loans receivable increased by $4.6 million, or 7.44%, to $65.9 million at September 30, 1999, compared to $61.3 million at December 31, 1998. The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

     Investment securities decreased a net of $2.5 million, or 13.0%, from $19.5 million at December 31, 1998, to $16.9 million at September 30, 1999. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company's on going strategy to expand their loan product base.

     Excess funds are temporarily invested in federal funds which decreased from $4.9 million at December 31, 1998, to $3.7 million at September 30, 1999. These funds were utilized primarily to satisfy the decline in deposit account balances.

     Deposit liabilities decreased $243,000, or 0.29%, during the nine months ended September 30, 1999. Noninterest bearing deposits increased $894,000, or 9.62%, while interest-bearing deposits decreased $1.1 million, or 1.51%, during the period. Management attributes the decrease to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

     Total shareholders' equity increased $255,000, or 2.84%, from $9.0 million at December 31, 1998, to $9.2 million at September 30, 1999. This increase was primarily the result of $458,000 in earnings for the first nine months in fiscal 1999 and net sales of $48,000 in treasury shares through the Dividend Reinvestment Plan. These increases were partially offset by a decrease in accumulated comprehensive income (unrealized losses on securities available-for-sale) of $147,000 and the payment of cash dividends of $104,000.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At September 30, 1999, Exchange Bancshares had no material commitments for capital expenditures.

                           Results of Operations

Comparison of Three months Ended September 30, 1999 and 1998

     General. Net income increased for the three months ended September 30, 1999, to $190,000, as compared to the three months ended September 30, 1998, $117,000, an increase of $73,000, or 62.39%. This increase was primarily attributed to the increases in the other noninterest income, primarily from other fee income, and the decrease in noninterest expense, the majority of which were directly related to the acquisition of Towne Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have increased during the third quarter of 1999 while the yield on earning assets decreased by 19 basis points resulting in a net decrease in interest income of $14,000, or 0.77%, for the three months ended September 30, 1999, compared to same three month period in 1998. The increase in loans outstanding contributed $99,000 to interest income while the portfolio yield decreased interest income by $42,000. The decrease in the value of the investments held accounted for a $6,000 decrease in interest income while the decline in the portfolio yield reduced interest income by $16,000. The average amount of excess funds invested in overnight federal funds accounted for an additional $39,000 decrease while the decline in yield amounted to an additional decrease of $10,000. The overall yield on earning assets for the three month period ending September 30, 1999, was 8.41% as compared to 8.50% for the same period in 1998.

     Interest Expense. Interest expense on deposit liabilities decreased $49,000, or 5.88%, for the three months ended September 30, 1999, as compared to the same period in 1998. Average interest-bearing deposits increased by $2.9 million comparing three month period ended September 30, 1999 to September 30, 1998, and the average interest paid on interest-bearing deposits decreased by 44 basis points from 4.64% for the three months ended September 30, 1998, to 4.20% for the same period ended September 30, 1999. The FHLB advance interest expense during the three-month period ended September 30, 1999, increased by $2,000 in 1999 compared to 1998.

     Provision for Loan Losses. There were no provisions for possible loan losses during the third quarter of 1999 or 1998 while net charge-offs of $9,000 and $43,000 were recorded during the three month periods ending September 30, 1999 and 1998, respectively. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $54,000, or 52.43%, to $157,000 for the three months ended September 30, 1999, from $103,000 for the three months ended September 30, 1998. Service charges on deposit accounts decreased $8,000 while other income (primarily miscellaneous fee income from PrimeVest) increased by $62,000.

     Non-Interest Expense. Non-interest expense decreased $13,000, or 1.44%, to $888,000 for the three months ended September 30, 1999, from $901,000 in the comparable period in 1998. Compensation and benefit expense increased in 1999, reflecting normal salary and benefit adjustments. Occupancy and equipment expenses have stabilized since the addition of the two new office locations in the third quarter of 1998. The legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses decreasing modestly from the levels experienced during the same three month period in 1998.

     Income Taxes. The provision for income taxes increased $27,000 for the three months ended September 30, 1999, compared with the prior year, primarily as a result of higher taxable income for the period.


Comparison of Nine months Ended September 30, 1999 and 1998

     General. Net income remained relatively constant for the nine months ended September 30, 1999, at $458,000, as compared to the nine months ended September 30, 1998, $461,000, a decrease of $3,000. This decrease was primarily attributed to the increases experienced in salaries and employee benefits, and occupancy and equipment expenses which are directly related to internal restructuring of the bank's operation as a result of the additional offices associated with the Towne Bank acquisition. These are discussed in greater detail under the captions Non-Interest Income and Non-Interest Expense.

     Interest Income. Average earning assets have continued to increase during the nine months of 1999 which has contributed to an increase in interest income of $576,000, or 12.17%, for the nine months ended September 30, 1999, compared to 1998. The increase was attributed to the additional loan income of $701,000 resulting from an increase in loans receivable being offset by decreases of $105,000, $19,000 and $1,000 in federal funds sold, investments and due from banks, respectively. The increase in interest income on loans is primarily related to the average volume outstanding, $740,000, and the decline in average yield, $39,000. Volume decreases in other categories of earning-assets accounted for a decline of $72,000 in interest income and the lower yields for a decline of $53,000. The yield on interest-earnings assets decreased by 9 basis points to 8.27% , for the nine months ended September 30, 1999, from 8.36% for the comparable period in 1998.

     Interest Expense. Interest expense on deposit liabilities increased $245,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. Average interest-bearing deposits increased by $2.9 million comparing the nine months ended September 30, 1999 to September 30, 1998, and the average interest paid on interest-bearing deposits decreased by 44 basis points from 4.64% for the nine months ended September 30, 1998, to 4.20%for the same period ended September 30, 1999. The FHLB advance interest expense during the nine-month period ended September 30, 1999, remained relatively constant.

     Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $348,000 during the nine months ended September 30, 1999, compared to no provisions and net charge-offs of $339,000 during the nine months ended September 30, 1998. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income increased $189,000, or 66.78%, to $472,000 for the nine months ended September 30, 1999, from $283,000 for the nine months ended September 30, 1998. Service charges on deposit accounts increased $4,000 while other income (primarily miscellaneous fee income from PrimeVest) increased by $211,000.

     Non-Interest Expense.  Non-interest expense increased $560,000, or
25.47%, to $2.8 million for the nine months ended September 30, 1999, from $$2.2 million in the comparable period in 1998. Of this increase, $349,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary and benefit adjustments as well as additional staffing associated with the addition of two branch office locations. The increase of $134,000 in occupancy and equipment is primarily attributable to the two new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same three month period in 1998. The significant increase in other expense, $77,000, was primarily a result of the additional expenses incurred as a result of the on legal, consulting and accounting fees, and the data processing services associated with the recent bank acquisition.

     Income Taxes. The provision for income taxes decreased $37,000 for the nine months ended September 30, 1999, compared with the prior year, primarily as a result of lower taxable income for the period.

                          EXCHANGE BANCSHARES, INC.

                         PART II - OTHER INFORMATION
===============================================================================

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

               Not Applicable


     ITEM 5 -  OTHER INFORMATION

               Not Applicable


     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibit 27: Financial Data Schedule

               b. No report on Form 8-K was filed during the quarter ended September 30, 1999.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCHANGE BANCSHARES, INC.

November 15, 1999                  /s/ Marion Layman
--------------------------         ------------------------------
Date                               Marion Layman
                                   Chairman, President,
                                   and Chief Executive Officer

November 15, 1999                  /s/ Marion Layman
--------------------------         ------------------------------
Date                               Marion Layman
                                   Principal Accounting and Financial Officer