Form 10KSB
period 1999-12-31
EXCHANGE BANCSHARES INC
filed 2000-03-31
CIK 720912

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB

              ANNUAL REPORT Pursuant to SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 1999
                       Commission File Number  33-54566
                             _____________________

                             EXCHANGE BANCSHARES, INC.
                  (name of small business issuer in its charter)


          Ohio                                          34-1721453
(State or other Jurisdiction               IRS Employer of incorporation or
organization)                              Identification Number)

                   237 Main Street, Box 177, Luckey, Ohio 43443

               (Address of principal executive offices)    (Zip code)

                    Issuer's telephone number  (419) 833-3401
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

                              YES _X_ NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for the most recent fiscal year.  $7,828,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices if such stock, as of a specified date within the past 60 days: As of March 17, 2000, 552,239 common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $11,898,911 based upon the trading price of $25.25 per share.

     Documents Incorporated by References

     The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Exchange Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

    1.   Information Regarding Nominees and Continuing Directors
    2.   Summary Compensation Table
    3.   Indebtedness of and Transactions with Officers and Directors

    Transitional Small Business Disclosure Format     YES ___  NO _X_

                                  PART I


ITEM 1.  Description of Business

Business

     Exchange Bancshares, Inc. (the "Bancorp") was organized as an Ohio corporation and incorporated by directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992 at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Bancorp acquired the Bank effective January 1, 1994. The Bancorp has authorized 750,000 common shares, par value $5.00 per share of which 552,239 are currently outstanding.

     The Bancorp also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares. No preferred shares are currently outstanding or presently intended to be issued.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary, The Exchange Bank, which accounts for substantially all of its revenues, operating income, and assets. The Bancorp may in the future acquire or form additional subsidiaries, including other banks, to the extent permitted by law.

     The Bancorp is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Bancorp and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions. The Bank is a member of the Federal Reserve
System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (FDIC). As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board. The Bancorp and the Bank must file with the U. S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

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

Forward-Looking Statements

   When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Bank?s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Bancorp's financial performance and could cause the Bancorp's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank's, and the Bancorp's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and the Bancorp's primary market area.

    Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

    1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 1999.

    2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 1999 and 1998 -"Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 1999.

    3. Liquidity and Capital Resources. Management's belief that liquidity and capital reserves are sufficient to meet its outstanding short- and long-term needs.

    4. New Legislation. Management's expectation that the Gramm-Leach-Bliley Act will not have a material effect on the activities in which the Bank and Bancorp currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to the enactment of the Gramm-Leach-Bliley Act.

    The Bancorp does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Effect of Government Monetary Policies

    The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions. This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve requirements of member and nonmember bank deposits. As a result the Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

     As of December 31, 1999, the Bank had 47 full and 15 part-time employees. Personnel costs incurred by the Bancorp are reimbursed to the Bank.

Competition

    The Bank competes with several area banks and savings and loan associations, as well as, various credit unions, finance companies, large retail stores, credit corporations, and both local and Federal governments for sources and uses of funds. The Bank is the second largest bank headquartered in Wood County, Ohio.

    The competitive factors among financial institutions can be classified into two categories, competitive rates and competitive services. With the advent of deregulation, rates have become more competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types of services such as service costs, banking hours and similar features. The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours and operates six ATM's (automated teller machines).

    Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1999 and December 31, 1998 the legal lending limits were approximately $1,526,254 and $1,583,000 respectively. As of December 31, 1999 and 1998, no loans were over the legal lending limit.


ITEM 2. Properties

    The Bank's principal office is located at 235 Main Street, Luckey, Ohio 43443. The Bank's four branches are located at 311 North Main Street, Walbridge, Ohio 43465, 940 Clarion Avenue, Holland, Ohio 43528, 610 East South Boundary Street, Perrysburg, Ohio 43551, and 6401 Monroe Street, Sylvania, Ohio 43560. The Bank owns all of the above properties. The Bancorp operates out of the Bank's main office although it has a separate mailing address. The Bancorp reimburses the Bank for the fair value of the space occupied.

ITEM 3. Legal Proceedings

    In June 1998, The Exchange Bank merged with Towne Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996 between Towne Bancorp, Inc., Towne Bank and Norman J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the "Agreement"). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of the Bancorp or Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1)Joseph Gomez and Read Backus, et al. vs. Towne Bancorp, Inc. et al. - United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (2)Anne Stahl Crowley, Trustee, et al. vs. Huntington Trust Co. N.A., et al.- United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7575. Mr. Rood has hired legal counsel and has made demand that Towne Bancorp, Inc. and The Exchange Bank indemnify him under the Agreement for expenses and attorney fees as provided for in the Agreement. Mr. Rood's attorneys have agreed to provide The Exchange Bank with regular status reports regarding the litigation and have estimated that the total expenses of the defense could exceed $75,000. In February 1999, Mr. Rood was dismissed from these lawsuits, but there can be no assurance that he will not be adjoined.
In the event The Exchange Bank would be liable for the full expenses associated with Mr. Rood's defense and/or liability, The Exchange Bank would look to Towne Bancorp, Inc. and Towne Bank's directors and officers insurance policy for contribution. There is no assurance, however, that Towne Bancorp, Inc. will have the funds to make the appropriate contribution or that the insurer will pay their claim.

    In the opinion of management of the Bancorp, there are no legal proceedings pending to which the Corporation is a party or to which its property is subject, which, if determined adversely to the Corporation, would be material in relation to the Corporation's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities or others.


ITEM 4. Submission of Matters to a Vote of Security Holders


     Not Applicable.

                                    PART II


ITEM 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters

    At December 31, 1999, the Corporation had approximately 802 shareholders of record. The McDonald & Company, broker-dealer, makes a limited over-the-counter market in shares of Corporation Common Stock. In addition, there have been a limited number of private transactions known to the management of the Corporation. Based solely on information made available to the Corporation from First Scioto Company and from a limited number of buyers and sellers, shares of the Corporation Common Stock that have been traded in private transactions since January 1, 1996 were traded at a high of $25.88 and a low of $12.71. There are no plans to list the shares of the Corporation Common Stock on any stock exchange.

    Through 1999, McDonald & Company and Sweney Cartwright & Co. offered to purchase shares of stock of the Corporation at prices ranging from $15.55 to $22.50 per share, and was offering to sell such shares at prices ranging $16.50 to $24.63 per share. The offer to purchase shares, in some instances was conditional upon their ability to sell the shares at a predetermined price. In addition to shares traded through McDonald & Company and Sweney Cartwright & Co. there have been a limited number of private transactions known to the Management of the Corporation.

    Effective January 1, 1994, the Corporation acquired the Bank and shareholders of the Bank exchanged one share of Bank stock for four shares of the Corporation. In 1999 the Corporation declared cash dividends of $.19 per share payable on June 18, 1999 to shareholders of record on May 28, 1999 and a cash dividend of $.30 per share payable on December 20, 1999 to shareholders of record on November 30, 1999. The Corporation also declared a five percent stock dividend to shareholders of record on May 29, 1999 payable on June 18, 1999. In 1998 the Corporation declared cash dividends of $.18 per share payable on June 15, 1998 to shareholders of record on May 30, 1998 and a cash dividend of $.29 per share payable on December 18, 1998 to shareholders of record on December 4, 1998. The Corporation also declared a five percent stock dividend to shareholders of record on May 31, 1998 payable on June 15, 1998. In 1997 the Corporation declared cash dividends of $.17 per share payable on June 16, 1997 to shareholders of record on June 2, 1997 and a cash dividend of $.28 per share payable on December 19, 1997 to shareholders of record on December 1, 1997. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 1997 payable on June 16 1997.


                     March 31, 1999     June 30, 1999     September 30, 1999     December 31, 1999
High                 $24.500            $24.500           $22.500                $25.875
Low                  $22.500            $23.500           $21.500                $23.500
Dividend Declared    $0.00              $0.19             $0.00                  $0.30
Stock Dividend                              5%

                     March 31, 1998     June 30, 1998     September 30, 1998     December 31, 1998
High                 $17.638            $20.952           $21.790                $22.381
Low                  $16.505            $17.1908          $20.476                $20.838
Dividend Declared    $0.00              $0.18             $0.00                  $0.29
Stock Dividend                              5%


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

     If in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice of hearing, that such bank cease and desist from such practice. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Bank and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

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


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Exchange Bancshares, Inc., (the "Bancorp") was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The Bancorp acquired the Bank on January 1, 1994, and as of December 31, 1999 had combined assets of $99 million, $71 million in net loans, and $84 million in deposits. The Bank through its three commercial banking offices located in Wood County, Ohio, and two Lucas County offices, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. Selected financial data on the Bancorp's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9SP). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, Luckey, Ohio, which accounts for substantially all of the Bancorp's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles ("GAAP"). The Board of Directors engaged Robb, Dixon, Francis, Davis, Oneson and Company, independent auditors, to audit the financial statements, and their report is included on page 21 of this report. To assist in understanding and evaluating major changes in the Bancorp's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

    Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 1999 results of operations.

I - FINANCIAL CONDITION

    Loan Portfolio. Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 1999. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of northwestern Ohio. At December 31, 1999, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

    Average loans increased 20.98% in 1999 to represent 75.89% of average earning assets compared to 69.43% in 1998 and 65.29% in 1997. Year-end total real estate loans of $57,933,000 represented approximately 80.51% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 72.74% at December 31, 1994 to 81.13% at December 31, 1998, decreasing slightly to 80.51% at December 31, 1999. Installment loans to individuals continued to increase moderately to 13.91% of loans outstanding at December 31, 1999 continuing the trend begun in 1997. Prior to 1997 the installment loan portfolio had been declining steadily since 1993 when they comprised 16.60% of total loan portfolio. The dollar amounts of commercial loans (including tax-exempt loans) decreased in 1999 to 4.45% of the total loans outstanding primarily as a result of the decrease of $833,000 in municipal loans. The increase experienced in 1998 was do to the acquisition of the Towne Bank related loans. Prior to 1998 the commercial loan portfolio had remained constant, however, their relative portion of the loan portfolio had decreased from 6.38% at December 31, 1994 to 4.94% at December 31, 1997. The dollar amount of agricultural loans outstanding at December 31, 1999 represented 1.12% of the total loans outstanding. Agricultural loans outstanding have remained relatively constant over the last four years while the relative portion of total loans has continued to decline. The table entitled ?Loan Information? provides a five-year summary of the loan history.



Exchange Bancshares, Inc. and Subsidiary
Loan Information



In thousands, except ratios                       1999     1998       1997     1996     1995     1994
                                                  ----     ----       ----     ----     ----     ----

Loans at December 31,
Commercial                                        3,053    $ 2,880       955      783       851    1,353
Agricultural                                        806        880       709      802       943    1,259
Real estate
  Secured by 1-4 family residential properties   37,333     31,813    24,353   20,826    19,037   17,815
  Secured by other properties                    20,600     19,199    13,170   11,449    10,637    9,162
Consumer                                         10,008      7,115     6,322    6,067     6,132    6,476
Tax-exempt                                          150        983     1,360    1,533       798    1,013
All other                                             5          4         3       11         4        9
                                                -------    -------    -------  ------    ------   ------
  Total                                         $71,955    $62,874    46,872   41,471    38,402   37,087
                                                =======    =======    ======   ======    ======   ======

Allowance for Loan Losses
Balance at beginning of year                      1,542        624       508      483       465      469
Allowance related to acquired loans                   0        961         0        0         0        0
Provision for loan losses                             0          0         0       75       120       80
Charge-offs
  Commercial and agricultural                       460          0         0        0       106       17
  Consumer                                           54         88        38       48        24       84


Exchange Bancshares, Inc. and Subsidiary
Loan Information


In thousands, except ratios
                                                   1999       1998      1997     1996      1995     1994
                                                   ----       ----      ----     ----      ----     ----
  Credit Card                                        80         37        31       20         6        8
  Real estate                                         0          0         0        0         0        0
                                                 ------     ------   -------  -------   -------  -------
    Total charge-offs                               594        125        69       68       136      109
                                                 ------     ------   -------  -------   -------  -------
Recoveries
  Commercial and agricultural                         1         60       156        0        25        6
  Consumer                                           21         19        25       13         7       15
  Credit card                                        21          1         2        3         1        4
  Real estate                                        17          2         2        2         1        0
                                                 ------     ------   -------  -------   -------  -------
    Total recoveries                                 60         82       185       18        34       25
                                                 ------     ------   -------  -------   -------  -------
Net charge-offs                                     534         43      (116)      50       102       84
                                                 ------     ------   -------  -------   -------  -------
Balance at end of year                           $1,008     $1,542      $624     $508      $483     $465
                                                 ======     ======   =======  =======   =======  =======

Allocation of Allowance for Loan Losses
Commercial                                         $471     $1,001       157      183       236      186
Consumer                                            145         84        72       68        54       28
Real estate                                         173        160       161      159        62       74
Unallocated                                         219        298       234       98       131      177
                                                 ------     ------   -------  -------   -------  -------
    Total                                        $1,008     $1,543      $624     $508      $483     $465
                                                 ======     ======   =======  =======   =======  =======

Credit Quality Ratios
Net charge-offs as a percentage of average loans  0.79%      0.08%   (0.26)%    0.13%     0.27%    0.23%
  Allowance for loan losses to
    Total loans at year end                       1.40%      2.45%     1.33 %   1.22%     1.26%    1.25%
    Net charge-offs                              52.98%     35.86%    (5.38)%   10.16%    4.74%    5.54%
Provision for loan losses to average loans        0.00%      0.00%     0.00 %    0.19%    0.32%    0.22%
Earnings coverage of net charge-offs             $1.73     $21.09   $(10.39)   $23.00    $9.80   $10.87





     In addition to the loans reported in the Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $8.6 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note J of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

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

    Loans accounted for on a non-accrual basis decreased $389,000 or 97.49% as of year-end 1999. Nonperforming assets at December 31, 1999 totaled
$84,000 or 0.09% of total assets. This represents a decrease of $430,000 or 83.66% from December 31, 1998. The large decrease in nonperforming assets is attributable to the assets acquired as a result of the merger with Towne
Bank. Management has continued to monitor these assets and strengthen the Bank's position whenever possible.

Exchange Bancshares, Inc. and Subsidiary
Non-performing Assets and 90-Day Past Due Loans


In thousands, except per share amounts          1999     1998     1997     1996     1995     1994     1993

At December 31,
Non-accrual loans                               $  10     $399     $  75    $196     $336     $  25     $  49
Restructured loans                                  0        0         0       0        0         0         0
                                                -----    -----     -----   -----    -----     -----     -----
  Total non-accrual and restructured loans         10      399        75     196      336        25        49
Other real estate owned                             0        0         0       0        0        26        23
                                                -----    -----     -----   -----    -----     -----     -----
  Total non-performing assets                      10      399        75     196      336        51        72
Loans past due 90-days or more*                    74      115        10     125       57       162        31
                                                -----    -----     -----   -----    -----     -----     -----
  Total non-performing assets and
   90-day past due loans                           84     $514     $  85     $321     $393     $213      $103
                                                -----    -----     -----    -----   ------    -----     -----
Impaired loans                                  $  67     $720     $  17     $ 23     $  0      N/A       N/A
                                                =====     ====     =====     =====  ======

*Excludes non-accrual and restructured loans

    Analysis of the Allowance/Provision for Loan Loss. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See the table entitle "Loan Information" for a six-year summary.

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

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 50.87% of the reserve while the installment (consumer) and real estate loans would require 49.13% and 0.00%, respectively. Currently, the allowance for loan losses has been allocated based upon the results of the loan reviews and management's assessment of the overall portfolio and other factors as follows; commercial loans 46.73%, real estate loans 17.16% and consumer loans 14.38%. The remaining 21.73% of the allowance is currently "unallocated". The losses experienced, combined with the type and market value of the collateral securing the various loans within the portfolio, is the primary reason for the percentage allocation of the allowance to the individual loan types.

    Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 1999. The Bank has no exposure from troubled debts to lesser-developed countries or from significant amounts of agricultural, real estate or energy related loans.

    The average allowance to average loans outstanding ratio increased to 1.65% in 1999 from 1.43% and 0.90% in 1998 and 1997, respectively. The allowance for loan losses to loan balances outstanding at year-end was 1.40%, 2.45% and 1.33% for years 1999, 1998 and 1997, respectively.

    The Bank experienced net charge-offs in 1999 of $534,000 as compared to net charge-offs in $43,000 in 1998. The average net charge-offs for the preceding three years were $36,000. The 1997 net recovery position is primarily attributed to a single borrower. Net charge-offs in 1996 decreased to $50,000 from $102,000 in 1995. The yearly average net charge-offs for the last five-year period (1995-1999) were $123,000.

    The absence of a provision for loan losses in 1999 was due to the $961,000 allowance for possible loan losses associated with the merger of Towne Bank in 1998 as well as, the over-all quality of the loan portfolio and management's assessment of the local economic conditions. The decrease in the provision for the allowance for loan loss in 1997 and prior years is attributed to efforts by Management (in 1995) to strengthen loan administration, underwriting guidelines, and collection policies and procedures coupled with the increase in the amount of credits granted. It should be noted that as the Bank's loan portfolio experiences growth, there would normally be an increase in credit losses. However, it is Management's intention to minimize such losses through prompt loan collection efforts and the credit review process.

    Investments. Investments represent the second largest use of financial resources. The investment portfolio, shown in the table "Other Balance Sheet Data - Maturity of Investment Securities", includes United States Treasury and Federal agency securities, state and municipal obligations, mortgage-backed securities, other securities consisting of collateralized mortgage obligations ("CMO's"), corporate debt securities and equity securities of the Federal Reserve Bank of Cleveland (the "FRB"), Federal Home Loan Bank of Cincinnati (the "FHLB") and Independent State Bank of Ohio.

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

   In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. At December 31, 1999 and 1998 the Bancorp's shareholders' equity contained $(89,000) and $109,000, respectively, in unrealized losses and gains on securities available-for-sale.

    Investment securities at year-end 1999 decreased $2.3 million or 11.96% from year-end 1998 while federal funds sold decreased $3.4 million from 1998 or 70.58%. Because the funding needs of the Bank's loan portfolio increased while the deposits of the Bank decreased it was necessary to reallocate funds from investment activities. Management maintains Federal funds sold balances consistently at levels that will cover short-term liquidity needs of the Bank.

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

    Deposits. The "Consolidated Average Balance Sheet and Related Yields and Rates" table highlights average deposits and interest rates during the last three years. Average deposits have increased in 1999, by approximately $9.2 million, or 12.30% from 1998 which had also increased from 1997, by approximately $11,6 million, or 19.90%. The average cost of funds for the Bank was approximately 4.22% for the year ended December 31, 1999 compared to 4.43% and 4.29% for 1998 and 1997, respectively.

    The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. The Bank experienced increases in the average balances of all deposit categories during 1999. The shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts seems to have stabilized as evidenced by the composition of the deposit portfolios as of year-end 1999 comapred to year-end 1998. As a result the Bank's cost of funds has decreased as the older higher yielding deposits (primarily associated with the Towne Bank) have repriced to current market interest rates. Management is continually monitoring the local market and responds to competitive pressures by pricing the Bank's loan products and managing the investable funds. As a result, the net interest margin has increased by 4 basis points since December 31, 1998.

     Shareholders' Equity. Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Six-Year Consolidated Financial Summary" table, reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 9.5% for the past five years. It should be noted that this ratio decreased by 87 basis points in 1999 to 9.54% which is still excess of the regulatory minimum capital requirements. The decrease resulted primarily from the $198,000 decrease in other comprehensive income (net unrealized losses on available-for-sale investment securities) and the declaration of $269,000 in cash dividends coupled with the $4.0 million growth in total assets. It should also be noted that the return on average assets decreased in 1999 to $0.68 from $0.80 in 1998. This is due primarily to the continued legal, accounting and other expenses associated with the Towne Bank acquisition, as well as, interest rate fluctuations, deposit growth fluctuations, an changes in loan and investment volumes and other operating costs.

   The yield (interest expense) on interest-costing liabilities decreased more rapidly than the yield (interest income) on interest- earning assets, resulting in an increase in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.65%, 1.43% and 0.90% for years 1999, 1998, and 1997, respectively.

    Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 1999, the Bank's risk-based capital ratio for Tier I and Tier II capital was 14.04% and 15.29% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The "Risk-Based Capital" table contains a summary of both the Bank's risk-based capital and leverage components and ratios.


II - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
     DECEMBER 31, 1999 AND 1998

     General. The Bancorp had consolidated net income of $643,0000 or $1.17 basic earnings per share, for the year ended December 31, 1999 as compared to $623,000 or $1.15 basic earnings per share for 1998 and $832,000 or $1.54 basic earnings per share for 1997. Return on average assets ratio (ROAA) was 0.68%, 0.80% and 1.17% in 1999, 1998, and 1997, respectively.

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

Exchange Bancshares, Inc. and Subsidiary

Consolidated Average Balance Sheets and Related Yields and Rates*

                                                   In thousands, except ratios

                                                 1999                            1998                          1997
                                      ----------------------------  -----------------------------   ----------------------------
                                                 Interest   Average             Interest   Average             Interest    Average
                                       Average   Income/    Yields/   Average   Income     Yields/   Average   Income/     Yields/
                                       Balance   Expense    Rates     Balance   Expense    Rates     Balance   Expense     Rates
                                       -------   -------    -----     -------   -------    -----     -------   -------     -----
Assets
Cash and due from banks                $ 1,501    $    0              $ 2,618                        $  2,480
Interest bearing deposits in banks          17         1     4.58%         35    $    2     5.71%          44   $      2     4.55%
Federal funds sold                       3,408       167     4.92       6,612       358     5.41        3,538        192     5.43
Investment securities
  Taxable debt securities               16,717       969     5.79      16,402       988     6.02       18,406      1,130     6.14
  Tax-exempt debt securities(1)            435        30     6.83         735        52     7.07        1,234         87     7.05
  Equity securities                        575        35     6.16         455        32     7.03          314         17     5.41
                                       -------    ------              -------    ------               -------    -------
    Total Investment securities         17,727     1,034     5.83      17,592     1,072     6.09       19,954      1,234     6.18
Loans
  Real Estate                           31,491     2,630     8.35      28,413     2,499     8.80       22,969      2,048     8.92
  Consumer                               8,149       951    11.67       6,772       847    12.51        5,742        704    12.26
  Commercial                            26,930     2,452     9.04      19,874     1,840     9.26       15,554      1,428     9.18
                                       -------    ------              -------    ------               -------    -------
  Total loans                           66,570     6,033     9.02      55,059     5,186     9.42       44,265      4,180     9.44

    Total earning assets                87,722     7,235     8.25      79,298     6,618     8.35       67,801      5,608     8.27
                                                  ------                         ------                          -------
Allowance for loan losses               (1,451)                        (1,130)                           (612)
Other assets                             6,677                          3,459                           1,705
                                       -------                        -------                         -------
  Total assets                         $94,449                        $84,245                         $71,374
                                       =======                        =======                         =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits           $ 9,423                        $  8,337                        $ 7,342
Interest-bearing deposits
  NOW accounts                          13,766       461     3.35       10,644      377     3.54        8,500        270     3.18
  Money market accounts                  1,785        45     2.54        1,619       44     2.72        1,470         39     2.65
  Savings accounts                      16,148       391     2.42       15,334      391     2.55       14,858        387     2.60
  Time deposits                         43,275     2,254     5.21       39,035    2,134     5.47       30,744      1,683     5.47
                                       -------    ------               -------   ------                -------    ------
    Total interest-bearing deposits     74,974     3,151     4.20       66,632    2,946     4.42       55,572      2,379     4.28
Borrowed funds                             612        36     5.92          183       12     6.56          107          8     7.48
                                       -------    ------               -------   ------                -------    ------
    Total interest-bearing liabilities  75,586     3,187     4.22       66,815    2,958     4.43       55,679      2,387     4.29
                                                  ------                         ------                           ------
Other liabilities                          424                             321                            230
Shareholders' equity                     9,016                           8,772                          8,123
                                       -------                         -------                         -------
  Total liabilities and shareholders'
   equity                              $94,449                         $84,245                        $71,374
                                       =======                         =======                        =======

  Net interest income (1)                         $4,048                         $3,660                           $3,221
                                                  ======                         ======                           ======
  Yield spread                                               4.03%                          3.92%                             3.98%
  Net interest income to earnings assets                     4.66%                          4.62%                             4.75%
  Interest-bearing liabilities to earning assets            86.17%                         84.26%                            82.12%


(1)  tax-equivalent basis

Exchange Bancshares, Inc. and Subsidiary
Income Statement Data

                                                  1999 Over 1998                  1998 Over 1997
                                            -------------------------        -------------------------
                                                       Yield/                           Yield/
In Thousands                               Volume      Rate     Total        Volume     Rate     Total
Changes in Tax Equivalent Interest Income *

Interest income
Interest-bearing deposits in banks         $   (1)     $    0   $    (1)     $    0      $   0    $   0
Federal funds sold                           (163)        (28)     (191)        167         (1)     166
Investment securities                           8         (46)      (38)       (146)       (16)    (162)
Loans                                       1,098        (251)      847       1,019        (13)   1,006
                                           ------      ------     ------      ------      ------   -----
Total                                         942        (325)      617       1,040        (30)   1,010
                                           ------      ------     ------      ------      ------  ------


Interest expense
Interest-bearing deposits                     254         (49)      205         473         94      567
Borrowed funds                                 32          (8)       24           6         (2)       4
                                            -----       -----     ------         ----     -----    -----
Total                                         286         (57)      229         479         92      571
                                            -----       -----     ------        ----     -----    -----

Net interest income                         $ 656       $(298)    $ 358         $561     $(122)   $ 439
                                            =====       =====     =====         ====     ======   =====

* Changes in the average balance/rate are allocated entirely to the yield/ rate changes



                    Analysis of Selected Non-Interest Expense

In Thousands, except ratios
                                            1999        % Change       1998       % Change       1997
Salaries and benefits
Benefits                                       286      12.60             254     27.0              200
                                            ------                     ------                    ------
Total                                       $1,745      27.37%         $1,370     22.7%          $1,112
                                            ------                     ------                    ------

Occupancy and equipment
Depreciation                                $  315      45.83%          $ 216     81.5%          $  119
Maintenance and repairs                        144      (1.37)            146     53.7               95
Real estate taxes                               34      17.24              29     61.1               18
Insurance                                       19      11.76              17     13.3               15
Utilities                                       71      39.22              51      6.3               48
                                            ------      -----          ------     ----           ------
Total                                      $   583      27.02%         $  459     55.6%          $  295
                                           =======      =====          ======     ====           ======
Other expenses
Advertising                                 $  128     236.84%         $   38      5.6%           $   36
Dues and subscriptions                          20      11.11              18     12.5                16
Telephone                                       62      29.17              48     37.1                35
Organizational costs                             0    (100.00)             13      0.0                13
Insurance                                       31      55.00              20     11.1                18
Loan                                            19     (13.64)             22     37.5                16
Education                                       23     130.00              10     11.1                 9
Travel and entertainment                        21      10.53              19     18.8                16
FDIC insurance                                  10      (9.09)             11     57.1                 7
Legal                                          114     338.46              26    136.4                11
Overdrafts                                      12      (7.69)             13     85.7                 7
Other                                           48      50.00              32    (11.1)               36
                                            ------     ------          ------   -------           ------
Total                                       $  488      80.74%         $  270     22.7%           $  220
                                            ======     ======          ======   =======           ======


     The net yield on interest-earning assets has increased to 4.66% in 1999 from 4.62% in 1998 and decreased from 4.75% in 1997. Net interest income increased $400,000, or 11.02%, in 1999 and $451,000, or 14.91%, in 1998,
while earnings increased $20,000, or 3.21%, in 1999 from $623,000 in 1998 and decreased $163,000, or 19.51%, in 1998 from $832,000 in 1997. The
"Income Statement Data - Changes in Tax Equivalent Income" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased by $11,511,000 and average interest-bearing liabilities increased by $8,771,000 in 1999 which resulted in increased earnings of $656,000 (due to volume); while the overall decrease in rates for earning assets did not exceed the overall decrease in rates on interest-bearing liabilities which resulted in a net decrease of $298,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to increase interest earnings by $358,000 during 1999.

    Net loan income increased $847,000or 16.33% over the prior year primarily as a result of the increased volume and changes in the composition of the portfolio, increased competition from financial and non-financial sources, and Management's strengthening of loan underwriting standards. Average loan yields have decreased 40 basis points in 1999 after a 2 basis point decrease in 1998. As of year-end 1999 approximately $27,863,000, or 39.74%, of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

    Interest rates on tax-free investment securities have decreased 24 basis points in 1999, from an average portfolio yield of 7.07% to 6.83%, and interest rates on equity investment securities have increased 87 basis points from an average portfolio yield of 7.03% to 6.16%, and interest rates on taxable investment securities decreased 23 basis points from an average yield of 6.02% to 5.79%, resulting in a $46,000 decrease in taxable income due to rates. Additionally, an $8,000 increase in income due to the volume, resulted in a net decrease in income of $38,000. Approximately $7,637,000 of securities matured in 1999. Reinvestment yields on approximately $3,000,000 of maturing securities in 2000 will be used to determine appropriate maturities or alternative investments.

    Federal funds sold income decreased by $191,000 or 53.35% in 1998 after a $166,000 or 86.46% increase in 1998. Volume decreased earnings $163,000 and rates decreased earnings $28,000 in 1999. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

    Interest-bearing deposit expense increased $205,000 or approximately 6.96% in 1999 after a $567,000 or 23.83% increase in 1999. The volume increase caused interest expense to increase $254,000 while changes in rates caused a $49,000 decrease in interest expense in 1999. Rates paid on NOW accounts and money market accounts increased 19 and 18 basis points respectively in 1999, compared to an increase of 36 basis points for NOW accounts and a 7 basis-point increase for money market accounts in 1998. The yields on savings accounts decreased 13 basis points and the yield on time deposits decreased 16 basis-points in 1999. Also, competition from non-financial institutions has continued to be a factor, which is causing a shifting of depositors' resources.

    In summary, the "Changes in Tax Equivalent Income" table discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructuring, in the Bank's interest-earning assets (loans, investments, federal funds and interest-bearing deposits) and the interest-bearing liabilities (NOW, money market, savings, time deposits and borrowed funds) combined with the repricing of each resulted in a slight increase in net interest margins.

    The changes in both asset and liability volumes in 1999 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net increase of $358,000 in net interest income. Changes in volume accounted for a $656,000 increase in net interest income, while changes in rates decreased net interest income $298,000.

    The increases in both asset and liability volumes in 1998 had more of an effect on the net interest margin, $561,000 increase, than the changes in the yields on assets and liabilities, a $122,000 decrease.

    Other Income and Other Expense. Total other income consists of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

    Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. Table 16, "Other Income and Other Expenses," contains a summary of these items for the years ended December 31, 1999, 1998, and 1997.

    Income Taxes. Applicable income taxes of $282,000 in 1999 consist of federal taxes only. For the previous two years the federal tax rate was 34%.

    Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($-0- in 1999, $-0- in 1998 and $-0- in 1997) and the level of tax-exempt income on securities which was $20,000, $39,000, and $65,000 for the three years presented.

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

Impact of Inflation and Changing Prices

    The financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

    Virtually all assets and liabilities of the Bancorp are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation.

Liquidity and Capital Resources

    Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. Referring to "Interest Rate Sensitivity" table, the Bank is in a liability sensitive position up to one year, which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates. In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $30,070,000 of NOW, money market and savings accounts which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

    Management utilizes variable rate loans (on a limited basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.

Exchange Bancshares, Inc. and Subsidiary
Interest Rate Sensitivity


                                                            Repricing or Maturing
                                 ---------------------------------------------------------------------------
                                              Over         Over           Over
                                 Within       3 Months     1 Year         3 Years     After 5
In thousands, except ratios      3 Months     to 1 Year    to 3 Years     To 5        Years        Total

At December 31, 1999

Loans                            $13,402      $14,461       $  8,597      $14,180     $19,466       $70,106
Investment securities              2,854        3,528          9,161          997         602        17,142
Other earning assets               1,457                                                              1,457
Other assets                                                                            9,894         9,894
                                 -------      -------       --------      -------     -------       -------
Total assets                     $17,713      $17,989       $ 17,758      $15,177     $29,962       $98,599
                                 =======      =======       ========      =======     ========      =======

Noninterest-bearing deposits     $ 9,587      $             $             $           $             $ 9,587
Interest-bearing deposits         38,166       18,570         16,183        1,034                    73,954
Borrowed funds                         0                       5,000                      152         5,152
Other liabilities and equity           0                                                9,906         9,906
                                 -------      -------        --------      -------     ------       -------

Total liabilities and equity     $ 47,753     $18,570       $ 21,183      $ 1,034     $10,058       $98,599
                                 ========     =======        =======       ======      ======       =======

Gap*                            $ (20,453)       (582)        (3,426)      14,143      19,916         9,599
Cumulative gap                    (20,453)    (21,035)       (24,460)     (10,317)      9,599
Cumulative gap as a
   percent of total assets        (20.74)%     (21.33)%      (24.13)%     (10.46)%       9.74%



Exchange Bancshares, Inc. and Subsidiary
Other Balance Sheet Data

In thousands, except ratios
Maturity of Total Investment Securities (a)



                                                              Carrying         No Fixed
                                                              Value After      Maturity                         Total
                           Within 1 Year    1-5 Years         Ten Years        Amount/       Total              Market
                           Amount/Yield     Amount/Yield      Amount/Yield     Yield         Amount/Yield       Value
                           ------------     ------------      ------------     -----         -------------      -----
At December 31, 1999
Investment securities
available-for-sale:
U.S. Treasury               $3,508  6.42%    $3,499  6.15%                                   $ 7,007   6.31%    $  7,007
Federal agency                 200  6.04      5,576  6.28                                      5,776   6.27        3,776
Corporate debt               2,499  6.36        982  5.69                                      3,481   6.17        3,481
Equity                                                                         $602  6.62%       602   6.62          602
                            -------           ------           ----            ----           ------              ------

Total securities
available-for-sale           6,207  6.40     10,057   6.18        0             602  6.62     16,866   6.27       16,866
                            ------           ------            ----            ----           ------              ------

Investment securities
Held-to-maturity:
State municipal, tax-
exempt (b)                     176  6.02        100   4.94                                       276   5.63           278
                            ------           ------            ----            ----          -------              -------
Mortgage-backed

Total securities
Held-to-maturity               176  6.02        100    4.94       0               0              276   5.63           278
                            ------            -----            ----            ----          -------              -------
Total investment
Securities                  $6,383  6.39%   $10,157    6.17%   $  0            $602  6.62%   $17,142   6.26%      $17,144
                            ======          =======            ====            ====          =======              =======



Maturity of Loans (c)                   Within     1-5       After 5
                                        1 year     years     Years         Total
Commercial                              $12,310    $11,202   $ 1,255       $24,767
Real Estate                              11,508      6,281    16,832        34,621
                                        -------    -------   -------       -------
Total                                   $23,818     $17,483  $18,087       $59,388

Fixed                                   $ 2,081     $ 3,192  $ 8,695       $13,968
Variable                                 21,737      14,291    9,392        45,420
                                        -------     -------  -------       -------
Total                                   $23,818     $17,483  $18,087       $59,388
                                        =======     =======  =======       =======


Exchange Bancshares, Inc. and Subsidiary
Other Balance Sheet Data
In thousands, except ratios

Maturity of Time Deposits of $100,000 or more

                                                  Within       3-6        6-12       Over 12
                                                  3 Months     Months     Months     Months     Total
                                                  --------     ------     ------     ------     -----

Certificates of deposit and other time deposits   $1,343       $1,238     $3,239     $2,673     $8,493



Deposits at December 31,         1999        1998       1997      1996      1995      1994
                                 ----        ----       ----      ----      -----     ----
Noninterest-bearing deposits     $ 9,587     $ 9,655    6,371     6,720     5,777     6,321
Interest-bearing deposits
NOW and money market accounts     14,357      14,835    9,757     9,303     9,053     8,459
Savings accounts                  15,713      15,990   14,591    15,225    16,721    18,801
Certificates of  deposit          43,884      44,711   33,209    28,910    26,960    24,605
                                 -------     -------   ------   -------    ------    -------
Total deposits                   $83,541     $85,191  $63,928   $60,158    $58,511   $58,186
                                 =======     =======  =======   =======    =======   =======


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


Financial Services Modernization Act of 1999
--------------------------------------------

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (prompt corrective action provisions), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include:

     * Securities underwriting, dealing and market making
     * Sponsoring mutual funds and investment companies
     * Insurance underwriting and agency
     * Merchant banking activities
     * and activities that the Federal Reserve Board has determined to be closely related to banking.

     A national bank also may engage, subject to limitations or investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

     The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Exchange Bancshares, Inc. in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Effect of Year 2000

    The Bank did not experience any problems as the year changed from 1999 to 2000. Management had placed significant emphasis on ensuring that its operating systems were Year 2000 ("Y2K") compliant.

    In 1997, the Board of Directors assigned an officer of the bank as the Y2K project coordinator and a committee was formed to address the problem. The project included planning, assessing, testing and re-testing with monthly progress reports being made to the Board. The objective was to ensure that all conceivable steps were taken to facilitate a smooth transition of all operations of the Bank into the next century. A business resumption contingency plan was developed inclusive of cash management aspects to minimize or avoid any possible customer inconvenience

    The Bank had projected costs of $250,000 for Y2K preparedness. Some of the major factors included were the use of external consultants, purchases of hardware and software, the purchase, printing and delivery of customer awareness materials and the borrowing and lost opportunity costs associated with the build-up of a sufficient source of cash to meet customer needs.
Actual expenses amounted to approximately $247,000, the bulk of which is reflected in this year's Consolidated Financial Statements.

Exchange Bancshares, Inc. and Subsidiary
Six-Year Consolidated Financial Summary


In thousands, except per common share amounts and ratios
                                    1999       1998       1997      1996      1995     1994
                                    ----       ----       ----      ----      ----     ----
Years Ended December 31,
Statements of Income
Interest Income                     $7,216     $6,587     $5,565    $5,211    $4,958   $4,673
Interest Expense                     3,187      2,958      2,387     2,174     2,038    1,892
                                     ------     ------     ------    ------    ------   ------
  Net interest income                4,048      3,629      3,178     3,037     2,920    2,781
Provision for loan losses                0          0          0        75       120       80
                                     ------     ------     ------     ------   ------   ------
  Net interest income after
    provision for loan losses        4,029      3,629      3,178     2,962     2,800    2,701
Non-interest income                    612        420        320       314       230      307
Non-interest expenses                3,716      3,125      2,293     2,195     2,150    2,175
                                    ------     ------     ------    ------    ------   ------
Income before income taxes             925        924      1,205     1,081       880      833
Income tax expense                     282        301        373       334       268      253
                                    ------     ------     ------    ------    ------   ------
Net income                          $  643     $  623     $  832    $  747    $  612   $  580
                                    ======     ======     ======    ======    ======   ======
Per Common Share
Net Income
  Basic                              $1.17      $1.15      $1.54     $1.44     $1.17    $1.11
  Diluted                             1.17       1.15       1.54      1.44      1.17     1.11
Dividends declared                    0.49       0.47       0.45      0.38      0.32     0.34
Stockholders' equity                 16.77      16.26      15.31     14.39     13.51    11.95

Selected Consolidated Balance Sheet Data at December 31,
Assets                             $98,599    $94,641    $72,795   $68,206   $66,140  $64,903
Investment securities               17,142     19,470     18,768    20,848    20,579   22,791
Loans (B)                           70,947     61,332     46,248    40,963    37,856   36,583
Deposits                            83,541     85,191     63,928    60,158    58,625   60,878
Borrowed funds                       5,152        173        198         0         0        0
Shareholders' equity                 9,260      8,956      8,434     7,811     7,429    6,574

Ratios (C)
Per $100 of average assets
  Net Interest Income
    (tax-equivalent basis)           $4.27      $4.34      $4.51     $4.54     $4.46    $4.12
  Provision for loan losses              0          0          0      0.11      0.18     0.12
                                     -----      -----      -----     -----     -----    -----
  Net interest income after
    provision for loan losses         4.27       4.34       4.51      4.43      4.28     4.00
  Non-interest income                 0.65       0.50       0.45      0.46      0.35     0.45
  Non-interest expense                3.93       3.70       3.20      3.24      3.26     3.19
                                     -----      -----      -----     -----     -----    -----
  Income before income taxes          0.98       1.14       1.76      1.65      1.37     1.25
  Income tax expense                  0.30       0.34       0.59      0.55      0.44     0.40
                                     -----      -----      -----     -----     -----    -----
Net income                           $0.68      $0.80      $1.17     $1.10     $0.93    $0.85
                                     =====      =====      =====     =====     =====    =====

Leverage (D)                          9.55       9.60       8.79      8.91      9.33    10.44
Return on average
  shareholders' equity                7.13%      7.66%     10.28%     9.82%     8.67%    8.90%
Average shareholders' equity
  to average assets                   9.54%     10.41%     11.38%     11.23%   10.71%    9.57%
Dividend payout ratio                41.80%     37.80%     28.74%     27.71%   29.08%   32.07%
Tier 1 capital ratio at December 31  14.04%     14.00%     16.10%     21.30%   20.30%   19.60%
Tier 1 and Tier 2 capital ratio at
   December 31                       15.29%     15.30%     17.30%     22.60%   21.50%   20.80%
Leverage ratio                        9.48%      9.10%      9.90%     11.10%   10.70%   10.10%


(a) Includes $11 cumulative effect of accounting change regarding accounting for income taxes in 1993.
(b) Net of unearned income.
(c) Based on average balances and net income for the periods.
(d) The ratio of average assets to average shareholders' equity

Exchange Bancshares, Inc. and Subsidiary
Consolidated Income Summary

In thousands, except percentages           1999     % Change     1998     % Change     1997     1996     1995     1994

Interest income (tax-equivalent basis)     $7,235     9.32%      $6,618   18.01%       $5,608   $5,250   $4,976   $4,694
Interest expense                            3,187     7.74        2,958   23.92         2,387    2,174    2,038    1,892
                                           -------               ------                ------   ------   ------   ------
Net interest income                         4,048    10.60        3,660   13.63         3,221    3,076    2,938    2,802
Provision for loan losses                       0                     0                     0       75      120       80
                                           ------                ------                -------  ------   ------   ------
Net interest income after provision
for loan losses                             4,048    10.60        3,660   13.63         3,221    3,001     2,818   2,722
Non-interest income                           612    45.71          420   31.25           320      314       230     307
Non-interest expense                        3,716    18.91        3,125   36.54         2,288    2,195     2,150   2,175
                                           ------                ------                ------   ------   -------  -------
Income before income taxes                    944   ( 1.15)         955   (23.70)       1,253    1,120       898     854
Income tax expense                            282    (6.31)         301   (32.53)         375      334       268     253
Tax-equivalent adjustment                      19   (30.71)          31   (27.91)          43       39        18      21
                                           ------                ------                ------   ------   -------  ------
Net income                                 $  643     3.20       $  623   (19.52)      $  835   $  747   $   612  $  580
                                           ======                ======                ======   ======   =======  ======


Exchange Bancshares, Inc. and Subsidiary
Quarterly Condensed Consolidated Financial Information

                                              1999 Quarters                              1998 Quarters
                                  ------------------------------------       -------------------------------------
In thousands, except per common
share amounts and ratios          Fourth     Third     Second     First      Fourth     Third     Second     First

Interest income                   $1,907     $1,795    $1,776     $1,738     $1,829     $1,819    $1,503     $1,436
Interest expense                     820        788       791        788        837        835       660        626
                                  ------     ------    ------     ------     ------     ------    ------     ------
Net interest income                1,087      1,007       985        950        992        984       843        810
Provision for loan losses              0          0         0          0          0          0         0          0
Non-interest income                  140        157       168        147        163         93        84         80
Non-interest expense                 956        888       999        873        925        901       712        586
                                  ------     ------    ------     ------     ------     ------    ------     ------
Income before income taxes           271        276       154        224        230        176       215        304
Income tax expense                    85         86        44         67         65         32        60         96
                                  ------     ------    ------     ------     ------     ------    ------     ------
Net income                        $  186     $  190    $  110     $  157     $  165     $  144     $ 155     $  208
                                  ======     ======    ======     ======     ======     ======    ======     ======

Per Common Share
Net income
Basic                             $0.32      $0.35     $0.20      $0.29       $0.32      $0.28     $0.30      $0.40
Diluted                            0.32       0.35      0.20       0.29        0.32       0.28      0.30       0.40
Dividends declared                 0.30          0      0.19       0           0.30       0.00      0.18       0.00
Shareholders' equity              9,221      9,095     9,095      9,109       17.37      17.28     16.96      16.79
Stock price range
High                              25.88      22.50     24.50      24.50       23.50      22.88     22.00      18.52
Low                               23.50      21.50     23.50      22.50       21.88      21.50     18.05      17.33

Tax-equivalent Yields and Rates    3.46%      8.36%     3.80%      7.11%       5.00%      4.29%     5.38%      5.41%
Federal funds sold                 4.63       4.84      4.93       5.65        5.25       5.63      5.44       5.04
Investment securities              5.80       5.88      5.69       5.83        6.14       6.21      5.96       6.07
Loans                              9.35       8.99     10.10      10.21        9.27       9.66      9.24       9.49
Total earning assets               8.59       8.17      8.99       8.93        8.26       8.63      8.12       8.31
Interest-bearing deposits          4.22       4.17      4.20       4.16        4.38       4.64      4.24       4.39
Borrowed funds                     5.67       6.80      6.92       6.95        6.55       6.56      6.56       6.56
Total interest-bearing liabilities 4.26       4.18      4.21       4.16        4.38       4.65      4.25       4.39
Yield spread                       4.33       3.99      4.78       4.77        3.88       3.98      3.87       3.92
Net interest income to
  earning assets                   4.87       4.51      5.28       5.26        4.50       4.68      4.57       4.71

Ratios
Return on assets                   0.77%      0.81%     0.47%      0.67%       0.69%      0.63%     0.80%      1.15%
Leverage                           9.48       9.74      9.50       9.43       10.65      10.31      8.90       8.50
Return on average
  shareholders' equity             8.15       8.43      4.89       7.04        7.35       6.51      7.12       9.73

Average Assets
Cash and due from banks            $ 3,646    $ 2,830   $ 2,865    $ 2,855   $ 2,996      $ 2,949  $ 2,348    $ 2,178
Interest-bearing deposits in banks      12          8        29         13        24           28       52         37
Federal funds sold                   1,788      3,278     3,638      4,964     8,462        6,320    7,064      4,602
Investment securities               17,244     17,475    17,839     18,366    17,710       17,782   17,065     17,810
Loans                               69,752     65,837    65,488     63,488    62,666       60,458   50,107     47,005
                                   -------    -------   -------    -------   -------      -------  -------    -------
Total earning assets                88,796     86,598    86,994     86,831    88,862       84,588   74,288     69,454
Allowance for loan losses           (1,194)    (1,274)   (1,320)    (1,520)   (1,528)      (1,528)    (846)      (618)
Other assets                         5,116      6,046     5,378      5,554     5,306        5,247    1,662      1,621
                                   -------     -------  -------    -------   --------     -------- -------    -------
Total average assets               $96,364    $93,750   $93,917    $93,720   $95,636      $91,256  $77,452    $72,635
                                   =======    =======   =======    =======   =======      =======  =======    =======

Average Liabilities and Shareholders' Equity
Noninterest-bearing deposits       $10,319    $  9,498  $ 9,084    $ 8,772   $10,102      $10,025  $ 6,402    $ 6,822
Interest-bearing deposits           74,522      74,701   75,247     75,440    76,084        71,824  61,815     56,804
Borrowed funds                       1,935         153      171        173       174           175     186        197
Other liabilities                      460         381      418        414       294           382     345        262
Shareholders' equity                 9,128       9,017    8,997      8,921     8,982         8,850   8,704      8,550
                                   -------     -------  -------    -------   -------      --------  ------     ------
Total average liabilities and
shareholders' equity               $96,364     $93,750  $93,917    $93,720    $95,636      $91,256 $77,452    $72,635
                                   =======     =======  =======    =======   ========     ======== =======    =======


ITEM 7.  Financial Statements


                               INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Exchange Bancshares, Inc.
Luckey, Ohio


     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                       /s/ Robb, Dixon, Francis, Davis, Oneson & Company

                                           Robb, Dixon,
                                        Francis, Davis, Oneson
                                           & Company

Granville, Ohio
February 10, 2000

            EXCHANGE BANCSHARES, INC. - CONSOLIDATED BALANCE SHEETS
==============================================================================


                                                               (Dollars in thousands)
                                                                      December 31,

                                                                  1999         1998
                                                                  ----         ----
ASSETS
Cash and cash equivalents
  Cash and amounts due from depository institutions               $ 3,646      $ 3,092
  Interest bearing demand deposits in banks                            23           21
  Federal funds sold                                                1,434        4,874
                                                                  -------      -------
     Total cash and cash equivalents                                5,103        7,987

Investment securities
  Securities available-for-sale                                    16,866       18,448
  Securities held-to-maturity, fair values of $279 and $1,030         276        1,022
                                                                  -------      -------
     Total investment securities                                   17,142       19,470

Mortgage loans held-for-sale                                           34          602

Loans                                                              71,955       62,874
Allowance for loan losses                                          (1,008)      (1,542)
                                                                  -------      -------
     Net loans                                                     70,947       61,332

Premises and equipment, net                                         3,663        3,910
Accrued interest receivable                                           721          689
Deferred income taxes                                                 266          314
Other assets                                                          723          337
                                                                  -------      -------

     TOTAL ASSETS                                                 $98,599      $94,641

LIABILITIES
Deposits:
  Noninterest-bearing                                             $ 9,587      $ 9,655
  Interest-bearing                                                 73,954       75,536
                                                                  -------      -------
     Total deposits                                                83,541       85,191

Borrowed funds                                                      5,152          173
Accrued interest payable                                              189          171
Other liabilities                                                     457          150
                                                                  -------      -------
     TOTAL LIABILITIES                                             89,339       85,685

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
  authorized, 0 shares issued                                           0            0
Common shares ($5.00 par value) 750,000 shares
  authorized, 552,239 and 524,620 issued                            2,761        2,623
Additional paid-in capital                                          4,382        3,786
Retained earnings                                                   2,206        2,488
Treasury stock at cost, 0 and 3,525 shares                              0          (50)
Accumulated other comprehensive income                                (89)         109
                                                                   -------      ------

     TOTAL SHAREHOLDERS' EQUITY                                   $ 9,260      $ 8,956
                                                                  -------      -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $98,599      $94,641
                                                                  =======      =======

---------------------------------
See accompanying notes.

         EXCHANGE BANCSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME
===============================================================================

                                                (Dollars in thousands, except per share data)

                                                              Years Ended December 31,

                                                    1999          1998          1997
                                                    ----          ----          ----
INTEREST INCOME
Interest and fees on loans                          $ 6,020       $ 5,168       $ 4,159
Interest and dividends on investment securities       1,028         1,059         1,212
Interest on federal funds sold                          167           358           192
Interest on due from bank deposits                        1             2             2
                                                    -------       -------       -------
    TOTAL INTEREST INCOME                             7,216         6,587         5,565

INTEREST EXPENSE
Interest on deposits                                  3,151         2,946         2,379
Interest on advances from Federal Home Loan Bank         36            12             8
                                                    -------       -------       -------

    TOTAL INTEREST EXPENSE                            3,187         2,958         2,387
                                                    -------       -------       -------

    NET INTEREST INCOME                               4,029         3,629         3,178

Provision for loan losses                                 0             0             0
                                                    -------       -------       -------

    NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                4,029         3,629         3,178

NON-INTEREST INCOME
Service charges on deposits                             276           281           260
Other income                                            336           139            60
                                                    -------       -------       -------

    TOTAL NON-INTEREST INCOME                           612           420           320

NON-INTEREST EXPENSES
Salaries and employee benefits                        1,745         1,370         1,117
Occupancy and equipment, net                            583           459           295
Bank and ATM charges                                    100            98            79
Credit card                                              80            80            56
Data processing                                         123           111            87
Directors fees                                           62            66            62
Examination and accounting fees                         173           333           116
State and other taxes                                   114           119           108
Postage and courier                                     117            88            61
Supplies and printing                                   131           131            92
Advertising                                             128            38            36
Legal                                                   114            26            11
Other expenses                                          246           206           173
                                                    -------       -------       -------
    TOTAL NON-INTEREST EXPENSES                       3,716         3,125         2,293
                                                    -------       -------       -------

    INCOME BEFORE FEDERAL INCOME
       TAX EXPENSE                                      925           924         1,205

Federal income tax expense                              282           301           373
                                                    -------       -------       -------
    NET INCOME                                      $   643       $   623       $   832
                                                    =======       =======       =======
EARNINGS PER SHARE:
Basic                                               $1.17         $1.15         $1.54
Diluted                                             $1.17         $1.15         $1.54

----------------------------
See accompanying notes.

                               EXCHANGE BANCSHARES INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
===============================================================================


                                             Number of shares                      (Dollars in thousands)
                                             ----------------                      ----------------------
                                                                                                           Accumulated
                                                                                                           Other
                                                                       Addditional                         Compre-    Compre-
                                      Common    Treasury     Common    paid-in     Retained     Treasury   hensive    hensive
                                      stock     stock        stock     capital     earnings     stock      income     income
                                      -----     -----        -----     -------     --------     -----      ------     ------
Balances at December 31, 1996
     As previously stated            475,747     (8,395)    $2,379     $3,050      $2,459       $(131)     $   60
Prior period adjustment -
     accrued payroll                                                                   (6)
Balances at December 31, 1996
                                     -------     ------     ------     ------      ------       ------     ------
     Restated                        475,747     (8,395)     2,379     $3,050      $2,453       $(131)     $   60

Net income                                                                            832                              $832
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $8                                                                                               15        15
                                                                                                                       ----
Comprehensive income                                                                                                   $847
                                                                                                                       ====
Cash dividends declared
($.47 per share)                                                                     (240)
5% stock dividend declared            23,787       (532)       119        309        (428)
Purchase treasury stock                          (2,620)                                          (42)
Sale of treasury stock                            3,108                    11                      47
                                     -------     -------     -----      -----       -----        -----        ---
Balances at December 31, 1997        499,534     (8,439)     2,498      3,370       2,617        (126)         75

Net income as restated                                                                623                              $623
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $18                                                                                              34        34
                                                                                                                       ----
Comprehensive income
Cash dividends declared                                                                                                $657
                                                                                                                       ====
($.49 per share)                                                                     (253)
5% stock dividend declared            24,976       (422)       124        375        (499)
Issuance of common stock                 110                     1          2
Sale of treasury stock                            5,336                    39                      76
                                     -------     ------      -----      -----       -----         ----        ---
Balances at December 31, 1998        524,620     (3,525)     2,623       3,786      2,488         (50)        109

Net income                                                                            643                              $643
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102                                                                                           (198)     (198)
                                                                                                                       -----
Comprehensive income                                                                                                   $445
                                                                                                                       =====
Cash dividends declared
($.49 per share)                                                                     (269)
5% stock dividend declared            26,231                   131         525       (656)
Issuance of common stock               1,388                     7          28
Purchase of treasury stock                         (374)                                           (9)
Sale of treasury stock                            3,899                     43                     59
                                     -------      -----     ------      ------     ------        ----       ------
Balances at December 31, 1999        552,239          0     $2,761      $4,382     $2,206        $  0       $ (89)
                                     =======      =====     ======      ======     ======        ====       ======

________________________________
See accompanying notes.


         EXCHANGE BANCHSARES, INC. -CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                              (Dollars in thousands)

                                                             Year ended December 31,

                                                             1999       1998       1997
                                                             ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $   643    $   623   $   832
Adjustments to reconcile net income to net cash
Provided by operating activities:
Loss on sale of other real estate owned                           0          0         1
Depreciation                                                    316        216       119
Goodwill amortization                                             8          1         0
Deferred income taxes                                           116        (47)        3
Investment securities amortization (accretion), net              97         84       107
Originations of loans held-for-sale                            (757)    (4,676)        0
Proceeds from loans held-for-sale                             1,325      4,074         0
Changes in operating assets and liabilities:
Accrued interest receivable                                     (32)        27        21
Accrued interest payable                                         18        (24)       28
Other assets                                                   (360)        58        33
Other liabilities                                               307        (59)      (28)
                                                            -------     ------   -------
Net cash provided by operating activities                     1,681        277     1,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities         737      1,357       738
Purchases of available-for-sale securities                   (5,706)    (6,201)   (4,742)
Proceeds from maturities of available-for-sale securities     6,900      5,305     6,000
Proceeds from merger with Towne Bank                              0        918         0
Net increase in loans                                        (9,615)    (2,072)   (5,307)
Purchases of premises and equipment                             (69)    (3,211)      (71)
Proceeds from sale of other real estate owned                     0          0        21
                                                             ------     ------   -------
Net cash used in investing activities                        (7,753)    (3,904)   (3,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand,
   and savings depCertificates of deposit                      (823)     5,563       530
Certificates of deposit                                        (827)        18     4,299
Proceeds from short-term Federal Home Loan Bank advances      5,000          0       200
Payments on long-term Federal Home Loan Bank advances           (21)       (24)       (2)
Issuance of common stock                                         35          3         0
Purchase of treasury stock                                       (9)         0       (42)
Sale of treasury stock                                          102        115        58
Dividends paid                                                 (269)      (253)     (240)
                                                            -------    -------   -------

Net cash provided by financing activities                     3,188      5,422     3,743
                                                            -------    -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,884)     1,795     1,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                7,987      6,192     4,694
                                                            -------    -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 5,103    $ 7,987   $ 6,192
                                                            =======    =======   =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                      $ 3,169    $ 2,982   $ 2,359
Cash paid during the year for income taxes                      271        331       406


___________________________________
See accompanying notes.

                          EXCHANGE BANCSHARES, INC.
                                LUCKEY, OHIO
                Notes to Consolidated Financial Statements
=============================================================================

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

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors? ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

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

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

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

Other Real Estate Owned
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset?s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs related to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

Reclassifications
Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Prior Period Adjustment
The accompanying financial statements for 1998, 1997, and 1996 have been restated to properly reflect the accrued payroll as of December 31, 1998, 1997, and 1996. The effect of restatement was to decrease net income in 1998, 1997, and 1996 by $4,000 ($0 per share), $3,000 ($.01 per share) and $6,000 net of the income tax effect of $2,000 ($.01 per share), $2,000 ($0 per share) and $4,000 ($.01 per share), respectively.

Restatement
Net income for 1998 was restated by $48,000 ($.09 per share) as a result of the reassessment of the tax deductibility of expenses associated with the acquisition of Towne Bank in 1998. A total of $141,000 of legal, accounting and other related expenses had initially been considered as tax deductible which have been permanently capitalized as merger and acquisition costs.


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

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:

                             (Dollars in thousands, except per share data)

                                          1998                 1997
                                          ----                 ----

Net interest income                     $3,985               $3,750

Net income                              $ (228)              $ (378)

Earnings per share:

Basic                                   $(0.42)              $(0.70)
                                        =======              =======

Diluted                                 $(0.42)              $(0.70)
                                        =======              =======

The above amounts reflect adjustments for amortization of goodwill and income taxes and reflect the 5% stock dividend issued in both 1999 and 1998.



NOTE C - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank and other correspondent banks. The required reserve at December 31, 1999 and 1998 was $655,000 and $755,000, respectively.

NOTE D - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:


Available-for-sale
                                                        (Dollars in thousands)
                                   December 31, 1999                                      December 31, 1998
                    -----------------------------------------------      --------------------------------------------------
                    Gross         Gross          Gross                                  Gross          Gross
                    amortized     unrealized     unrealized     Fair      Amortized     unrealized     Unrealized     Fair
                    cost          gains          losses         value     cost          gains          losses         value
                    ----          -----          ------         -----     ----          -----          ------         -----
U.S.
 Government         $ 7,048       $  7           $ (48)        $ 7,007    $10,967       $ 135          $  0           $11,102

Federal agency        5,846          0             (70)          5,776      2,778           7             0             2,785

Corporate
 Debt securities      3,506          0             (25)          3,481      4,015          26            (2)            4,039

Equity
 Securities             602          0               0             602        522           0             0               522
                    -------       ----           -----         -------    -------       -----          ----           -------
Total
 Available-for-sale  17,002          7            (143)         16,866     18,282         168            (2)           18,448


Held-to-maturity
State &
 Municipal securities   276          3               0             279        605          12             0               617

Mortgage-backed
 Securities               0          0               0               0        417           0            (4)              413
                    -------      -----           -----         -------     -------      -----         -----           -------

Total
 Held-to-maturity       276          3               0             279      1,022          12            (4)            1,030
                    -------      -----           -----         -------    -------       -----         -----           -------
Total               $17,278      $  10           $(143)        $17,145    $19,304       $ 180         $  (6)          $19,478
                    =======      =====           ======        =======    =======       =====         =====           =======


The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 1999, by contractual maturity, are as follows:

                                                   (Dollars in thousands)

                                            Available-for-sale         Held-to-maturity
                                            ------------------         ----------------
                                            Amortized     Fair         Amortized     Fair
Amounts maturing in :                       Cost          Value        Cost          Value
                                            ----          -----        ----          -----

One year or less                             $ 6,204       $ 6,207     $176          $178
After one year through five years             10,196        10,057      100           101
Equity securities                                602           602        0             0
                                             -------       -------     ----          ----
Total                                        $17,002       $16,866     $276          $279
                                             =======       =======     ====          ====


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

The bank did not sell any securities in 1999, 1998, or in 1997.

Investment securities with a carrying value of approximately $9,586,000 and $9,831,000 were pledged at December 31, 1999 and 1998 to secure certain deposits.



NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 1999 and 1998 are summarized as follows:

                                                  (Dollars in thousands)

                                                   1999           1998
                                                   ----           ----
Loans secured by real estate:
  Construction                                     $   133        $   250
  Farmland                                           2,883          2,959
  One-to four-family residential properties         37,333         31,813
  Multifamily (5 or more) residential properties     1,133          1,173
  Nonfarm nonresidential properties                 16,451         14,817
Agricultural production                                806            880
Commercial and industrial                            3,053          2,880
Consumer                                            10,008          7,115
Municipal                                              150            983
Other loans                                              5              4
                                                   -------        -------
Total                                              $71,955        $62,874
                                                   =======        =======

Allowance for loan losses:              1999           1998           1997
                                        ----           ----           ----

Balance, beginning of year              $1,542         $  624         $  504
Allowance related to loans acquired          0            961              0
Provision for loan losses                    0              0              0
Recoveries on loans                         60             82            185
Loans charged off                         (594)          (125)           (69)
                                        ------         ------         ------

Balance, end of  year                   $1,008         $1,542         $  624
                                        ======         ======         ======

At December 31, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $67,000 and $720,000, respectively. The average recorded investment in impaired loans amounted to approximately $366,000 and $394,000 for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to approximately $34,000 and $385,000 at December 31, 1999 and 1998, respectively. Interest income on impaired loans of $20,000, $63,000 and $1,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively. The bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1999 was $752,000. During the year ended December 31, 1999, new loans made to such related parties amounted to $823,000 and payments amounted to $512,000.

No loans were transferred to other real estate owned in 1999 or 1998.



NOTE F - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1999 and 1998 follows:

                                                   (Dollars in thousands)

                                                     1999          1998
                                                     ----          ----

Land                                                 $   738       $   724
Buildings                                              3,216         3,220
Equipment                                              1,604         1,545
                                                     -------       -------
                                                       5,558         5,489
Accumulated depreciation                              (1,895)       (1,579)
                                                     -------       -------
Total                                                $ 3,663       $ 3,910
                                                     =======       =======

NOTE G - DEPOSITS

Deposit account balances at December 31, 1999 and 1998, are summarized as follows:

                                                     (Dollars in thousands)

                                                     1999            1998
                                                     ----            ----

Noninterest-bearing                                  $ 9,587         $ 9,655
Interest-bearing demand                               14,357          14,835
Savings accounts                                      15,713          15,990
Certificates of deposit                               43,884          44,711
                                                     -------         -------
                                                     $83,541         $85,191
Total                                                =======         =======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $8,493,000 and $7,838,000 at December 31, 1999 and 1998.

Certificates maturing in years ending December 31, as of December 31, 1999:

                                                  (Dollars in thousands)

               2000                                      $26,667
               2001                                       13,691
               2002                                        2,492
               2003                                        1,019
               2004                                           15
                                                         -------
               Total                                     $43,884
                                                         =======


The Bank held related party deposits of approximately $806,000 and $942,000 at December 31, 1999 and 1998, respectively.

Overdrawn demand deposits reclassified as loans totaled $6,000 and $3,000 at December 31, 1999 and 1998, respectively.

NOTE H - BORROWED FUNDS

Borrowed funds are comprised of the following at December 31:



                                                                               (Dollars in
                                                                                thousands)
                                                        Current
                                                        Interest                  Balance
                                                                           --------------------
                                                         Rate             1999            1998
                                                         ----             ----            ----
Fixed rate advances, with monthly principal
  and interest payments due July 1, 2017                 6.85%             $  152           $173

Variable rate advances, with monthly interest
  payments and principal due:
     Advance due February 1, 2000                       4.75%              2,000               0
     Advance due February 18, 2000                      4.75%              1,000               0
     Advance due March 27, 2000                         4.75%              2,000               0
                                                                          ------            ----

Total advances                                                            $5,152            $173
                                                                          ======            ====

Federal Home Loan Bank ("FHLB") advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $359,700) and by 100% of the Bank's qualified mortgage loan portfolio (totaling approximately $7,728,000). Based on the carrying amount of FHLB stock owned by the Bank, total FHLB advances are limited to approximately $7,194,000.

The aggregate minimum future annual principal payments on FHLB advances are $5,020,000 in 2000, $17,000 in 2001, $15,000 in 2002, $14,000 in 2003, $12,000
in 2004, and $74,000 after 2004.


NOTE I - FEDERAL INCOME TAXES

The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                      (Dollars in thousands)

                                                      1999     1998     1997
                                                      ----     ----     ----

Income tax expense
Current tax expense                                   $166     $348     $370
Deferred tax expense                                   116      (47)       3
                                                      ----     ----     ----
Total                                                 $282     $301     $373
                                                      ====     ====     ====


A reconciliation of the federal statutory tax rate to the Bancorp's effective tax rate for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                      (Dollars in thousands)

                                                      1999     1998     1997
                                                      ----     ----     ----

Federal statutory income tax at 34%                   $315     $314     $410
Tax exempt income                                      (24)     (37)     (46)
Net operating loss carryforward                        (19)     (19)       0
Non-deductible expenses                                  0       48        0
Other                                                   10       (5)       9
                                                      ----     ----     ----
Total                                                 $282     $301     $373
                                                      ====     ====     ====


The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                      (Dollars in thousands)

                                                       1999           1998
                                                       ----           ----

Deferred tax assets:
  Allowance for loan losses                            $  282         $  436
  Investment securities                                    46              0
  Net operating loss carryforward                         347            366
  Nonaccrual loans                                          3              3
  Other                                                     0              3
                                                       ------         ------
                                                          678            808

Deferred tax liabilities:
Loan fees                                                 (18)           (18)
Depreciation                                              (46)           (54)
Investment securities                                      (0)           (56)
Other                                                      (1)            (0)
                                                       ------          -----
                                                          (65)          (128)

Valuation allowance for deferred tax assets              (347)          (366)
                                                       ------          -----
Net deferred tax asset                                 $  266          $  314
                                                       ======          ======

In accordance with Internal Revenue Code Section 382, utilization of the
Company's net operating loss carryforward's estimated to be limited to approximately $19,000 per year. The net operating loss carryforward expires in 2018. Because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward that may be utilized through expiration is estimated to be approximately $347,000.



NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit , which are not included in the accompanying consolidated financial statements. The Bank?s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.


Financial instruments whose contract amount represents credit risk were as follows:

                                                     (Dollars in thousands)

                                                    1999              1998
                                                    ----              ----

Home equity lines                                   $ 1,277           $ 1,226
Credit card lines                                     2,697             3,040
Other loan commitments                                4,641             7,456
                                                    -------           -------
Total                                               $ 8,615           $11,722
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

The Bank maintains several bank accounts at six banks. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at two of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $1,406,000.



NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.



NOTE L - RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 1999, no retained earnings were available for the payment of dividends to the holding company without prior regulatory approval.



NOTE M - EMPLOYEE BENEFIT PLANS

In 1994 the Profit Sharing Plan was changed to a discretionary Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account Plan which also includes a 401(k) plan. Under the new plan the Bank will match fifty cents for each dollar which the employee voluntarily contributes to the plan. This match by the Bank is limited to three percent of the employee's annual salary. The contributions made by the bank for the years 1999, 1998 and 1997 were $30,000 each year. Thirty-five employees participated in the plan during 1999, thirty-seven in 1998, and thirty-five employees participated in the plan during 1997.



NOTE N - EARNINGS PER SHARE

The corporation adopted Statement of Financial Accounting Standards No. 128,
"Earnings per Share" (SFAS #128), at the end of 1998, which replaced the calculation of primary and fully diluted earnings per share with earnings per share and earnings per share - assuming dilution. Because there are no common stock equivalents, no difference exists between the application of SFAS #128 and previous methods. Accordingly, no restatement at prior years was necessary.

The following table sets forth the computation of earnings per share:



                                 (Dollars in thousands, except per share data)

                                                 1999         1998          1997
                                                 ----         ----          ----
Numerator:
Net income, earnings per share and
earnings per share - assuming dilution           $  643       $ 623         $ 832

Denominator:
Weighted average shares outstanding,
  earnings per share and earnings per share-
  assuming dilution                           548,310.4   543,048.1      539112.5

Earnings per share                               $1.17        $1.15         $1.54
                                                 =====        =====         =====
Earnings per share - assuming dilution           $1.17        $1.15         $1.54
                                                 =====        =====         =====



NOTE O - STOCK DIVIDEND

On June 8, 1999, the Company distributed 26,231 shares of common stock in connection with a 5% stock dividend. As a result of the stock dividend, common stock was increased by $131,000, additional paid-in capital was increased by $525,000, and retained earnings was decreased by $656,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 and 1997 have been restated to reflect the stock dividend.



NOTE P - REGULATORY MATTERS

The Bank is subject to various regulatorements administered by its primary federal regulator, the Federal Reserve Bank (FRB). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bancorp and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank?s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows:



                                                              (Dollars in thousands)
                                                                                     To Be Well
                                                                                     Capitalized Under
                                                                    For Capital      Prompt Corrective
                                               Actual           Adequacy Purposes    Action Provisions
                                               ------           -----------------    -----------------
                                         Amount       Ratio      Amount     Ratio     Amount     Ratio
                                         ------       -----      ------     -----     ------     -----

As of December 31, 1999:
Total Risk-Based Capital
(to Risk-Weighted Assets)                $9,934     15.3%        $5,202     8.0%      $6,503     10.0%
Tier I Capital
(to Risk-Weighted Assets)                 9,119     14.0          2,601     4.0        3,902      6.0
Tier I Capital
(to Average Assets)                       9,119      9.5          2,890     3.0        4,816      5.0

As of December 31, 1998:
Total Risk-Based Capital
(to Risk-Weighted Assets)                $9,500     15.3%        $4,980     8.0%       $6,225    10.0%
Tier I Capital
(to Risk-Weighted Assets)                 8,712     14.0          2,490     4.0         3,735     6.0
Tier I Capital
(to Average Assets)                       8,712      9.1          2,860     3.0         4,767     5.0


NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Borrowed funds: The carrying amounts of borrowed funds are estimated using discounted cash flow analysis based on interest rates currently being offered on borrowed funds.

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                             (Dollars in thousands)

                                           1999                  1998
                                    ------------------     ------------------
                                    Carrying     Fair      Carrying     Fair
                                    Amount       Value     Amount       Value
                                    ------       -----     ------       -----
Financial assets:
Cash and cash equivalents           $  5,103     $ 5,103   $ 7,987      $ 7,987
Investments securities                17,142      17,145    19,470       19,478
Loans held-for-sale                       34          34       602          602
Loans                                 70,947      70,102    61,332       61,748
Accrued interest receivable              721         721       689          689

Financial liabilities:
Deposits                              83,541      83,489    85,191       85,078
Borrowed funds                         5,152       5,129       173          184
Accrued interest payable                 189         189       171          171

NOTE R - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Exchange Bancshares, Inc. (parent company only) follows:

                             Condensed Balance Sheets
                                                       (Dollars in thousands)
                                                           at December 31,

                                                        1999           1998
                                                        ----           ----
Assets
Noninterest-bearing deposit with subsidiary bank        $  162         $   64
Investment in subsidiary bank                            9,061          8,861
Other assets                                               312            316
                                                        ------         ------
Total assets                                            $9,535         $9,241
                                                        ======         ======

Other liabilities                                       $  275         $  275
Shareholders' Equity                                     9,260          8,966
                                                        ------         ------

Total liabilities and shareholders' equity              $9,535         $9,241
                                                        ======         ======

                        Condensed Statements of Income

                                                                (Dollars in thousands)
                                                                 Year ended December 31,
                                                        1999           1998          1997
                                                        ----           ----          ----
Income
Interest on deposits in subsidiary bank                 $    0         $   21        $     0
Dividends from subsidiary bank                             300          2,455          1,335
                                                        ------         ------        -------
Total income                                               300          2,476          1,335

Expenses
Salaries                                                    24             23             22
Accounting and consulting fees                              42            200             32
Other expenses                                              34             58             49
                                                        ------         ------        -------
Total expenses                                             100            281            103
                                                        ------         ------        -------
Income before income taxes and equity in undistributed
 Earnings of subsidiary                                    200          2,195          1,232
Income tax (provision) benefit                              34             40             35
                                                        ------         ------        -------
Income before undistributed earnings of subsidiary         234          2,235          1,267
Equity in undistributed earnings of subsidiary             409         (1,612)          (435)
                                                        ------         ------        -------
     Net income                                         $  643         $  623        $   832
                                                        ======         ======        =======


                       Condensed Statements of Cash Flows


                                                          (Dollars in thousands)

                                                            Year ended December 31,

                                                        1999           1998          1997
                                                        ----           ----          ----
Cash Flows from Operating Activities
Net income                                            $  643         $  623        $  832
 Adjustments to reconcile net income to net cash
            flows from operating activities:

 Deferred income taxes                                     0              0             0
 Change in other assets                                    5              7             6
 Change in other liabilities                               0              0             0
 Equity in undistributed earnings of subsidiary         (409)         1,612           435
                                                      ------        -------       -------
Net Cash from Operating Activities                       238          2,242         1,273

Cash Flows from Investing Activities
 Purchase of time deposit                                  0              0        (1,000)
                                                      ------        -------       -------
 Maturity of time deposit                                  0          1,000             0
 Purchase of Towne Bank                                    0         (3,101)            0
                                                      ------        -------       -------

Net cash provided by (used in) financing activities        0         (2,101)       (1,000)
                                                      ------        -------       --------
Cash Flows from Financing Activities
 Proceeds from sale of common stock                       35              3             0
 Purchase of treasury stock                               (9)             0           (42)
 Sale of treasury stock                                  102            115            58
 Cash dividends paid                                    (269)          (253)         (240)
                                                      ------        -------      --------

Net Cash Used for Financing Activities                  (141)          (135)         (224)
                                                      ------        -------      --------


Net Increase in Cash
and Cash Equivalents                                      98              6            49

Cash and Cash Equivalents
Beginning of year                                         64             58             9
                                                      ------        -------      --------
End of year                                           $  162        $    64      $     58
                                                      ======        =======      ========


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART  III


ITEM 9.   Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 15, 2000 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 10.  Executive Compensation.

     The information set forth under the caption "SUMMARY COMPENSATION TABLE" of the Proxy Statement of the Holding Company to be filed prior to April 15, 2000 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 2000 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "INDEBTEDNESS OF AND TRANSACTIONS WITH OFFICERS AND DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 15, 2000 with the United States Securities and Exchange Commission is incorporated by reference herein.


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

                                           EXCHANGE BANCSHARES, INC.

                                           Principle Executive Officer


                                           /s/ Marion Layman
                                           ------------------------------------
                                           Marion Layman
                                           Chairman, President,
                                           and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.

/s/ Marion Layman                          /s/ Rolland I. Huss
----------------------------------         ------------------------------------

Marion Layman, Chairman                    Rolland I. Huss, Vice-Chairman

March 30, 2000                             March 30, 2000
----------------------------------         ------------------------------------
Date                                       Date

/s/ Donald H. Lusher                       /s/ Cecil R. Adkins
----------------------------------         ------------------------------------
Donald H. Lusher, Director                 Cecil R. Adkins, Director

March 30, 2000                             March 30, 2000
----------------------------------         ------------------------------------
Date                                       Date

/s/ Joseph R. Hirzel                       /s/ David G. March
----------------------------------         ------------------------------------
Joseph R. Hirzel, Director                 David G. Marsh, Director
                                           Secretary and Treasurer

March 30, 2000                             March 30, 2000
----------------------------------         ------------------------------------
Date                                       Date

/s/ Donald P. Gerke                        Edmund J. Miller
----------------------------------         ------------------------------------
Donald P. Gerke, Director                  Edmund J. Miller, Director

March 30, 2000                             March 30, 2000
----------------------------------         ------------------------------------
Date                                       Date

/s/ Norma J. Christen                      /s/  Marion Layman
----------------------------------         -------------------------------------
Norma J. Christen, Director                Marion Layman
                                           Principle Accounting
                                           and Financial Officer

March 30, 2000                             March 30, 2000
----------------------------------         -------------------------------------
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

     21                            Subsidiaries of Exchange Incorporated by
     22                            reference to the Bancshares, Inc.
                                   December 31, 1997, 10-KSB,
                                   Exhibit 21

     27                            Financial Data Schedule

     99.1 Proxy Statement Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2000 Annual Meeting of Shareholders of Exchange Bancshares, filed with the Securities and Exchange Commission

     99.2                          Safe Harbor Under the Private
                                   Securities Litigation Reform
                                   Act of 1995

EXHIBIT 99.2


Safe Harbor Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------------------


The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Exchange Bancshares, Inc. (the "Bancorp") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Bancorp's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

Interest Rate Risk
------------------

The Bancorp's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of the Bancorp change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond the Bancorp's control. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect the Bancorp's income.

Possible Inadequacy of the Allowance for Loan Losses
----------------------------------------------------

THE BANCORP maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of the Bancorp believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination. Loans not secured by one- to four-family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential and nonresidential real estate loans generally depends upon the cash flow from the operation of the property, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition
-----------

The Exchange Bank, (the "Bank") competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, The Bank competes with other Commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The size of financial institutions competing with The Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon The Bank.

Legislation and Regulation that may Adversely Affect the Bancorp's Earnings
---------------------------------------------------------------------------

The Bank is subject to extensive regulation by the Ohio Division of Financial Institutions (the "DFI"), The Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements. As a bank holding company, the Bancorp is also subject to regulation and examination by the FRB. Such supervision and regulation of the Bancorp and The Bank are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the company to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on the Bancorp's net earnings.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance of members of the Bank Insurance fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the institution.

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and makes other significant changes in the financial services in which various types of financial institutions may engage.

     Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including the Company. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

     The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

     The GLB Act is not expected to have a material effect on the activities in which The Bank and the Bancorp currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.