Form 10QSB
period 2000-03-31
EXCHANGE BANCSHARES INC
filed 2000-05-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED March 31, 2000
[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________

                       Commission file number  - 33-53596
                           EXCHANGE BANCSHARES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          OHIO                                         34-1721453
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

237 Main Street
P.O.Box 177, Luckey, Ohio                                 43443
----------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)

(419) 833-3401
---------------------------
(Issuer's telephone number)

                                          N/A
                                          ---
(Former name, former address and former fiscal year, if changed since last report)

As of April 30, 1999, 552,239 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                                  FORM 10-QSB
INDEX
Page Number

PART I     FINANCIAL INFORMATION

Item. 1.   Financial Statements (Unaudited)

           Condensed consolidated balance sheets--                       3
           March 31, 2000, and December 31, 1999

           Condensed consolidated statements of income--
           Three months ended March 31, 2000 and 1999                    4

           Condensed consolidated statements of changes
           in shareholders equity -- Periods ended                       5
           March 31, 2000, and December 31, 1999

           Condensed consolidated statements of cash flows               6
           Three months ended March 31, 2000 and 1999

           Notes to condensed consolidated financial statements--        7
           March 31, 2000, and December 31, 1999

Item 2.    Management's Discussion and Analysis of Financial            10
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            16

Item 2.    Changes in Securities and Use of Proceeds                    16

Item 3.    Defaults upon Senior Securities                              16

Item 4.    Submission of Matters to a Vote of Security Holders          16

Item 5.    Other Information                                            16

Item 6.    Exhibits and Reports on Form 8-K                             16

Signatures                                                              17

                          EXCHANGE BANCSHARES, INC.
                               LUCKEY,  OHIO
                         CONSOLIDATED BALANCE SHEETS

============================================================================

                                                                    (Dollars in thousands)
                                                                (Unaudited)
                                                                March 31,     At December 31
                                                                ---------     ---------------
                                                                2000          1999
                                                                ----          ----
ASSETS
Cash and cash equivalents
  Cash and amounts due from depository institutions            $  2,830       $  3,646
  Interest bearing demand deposits in banks                          28             23
  Federal funds sold                                              2,781          1,434
                                                               --------       --------
    Total cash and cash equivalents                               5,639          5,103

Investment securities
  Securities available-for-sale                                  14,870         16,866
  Securities held-to-maturity, fair values of $278 and $279         276            276
                                                               --------       --------
    Total investment securities                                  15,146         17,142

Mortgage loans held-for-sale                                          0             34

Loans                                                            74,328         71,955

Allowance for loan losses                                          (990)        (1,008)
                                                               --------       --------
    Net loans                                                    73,338         70,947

Premises and equipment, net                                       3,599          3,663
Accrued interest receivable                                         759            721
Deferred income taxes                                               278            266
Other assets                                                        714            723
                                                               --------       --------
    TOTAL ASSETS                                               $ 99,473       $ 98,599
                                                               ========       ========
LIABILITIES
Deposits:
  Noninterest-bearing                                          $  9,992       $  9,587
  Interest-bearing                                               75,364         73,954
                                                               --------       --------
    Total deposits                                               85,356         83,541
                                                               --------       --------

Borrowed funds                                                    4,150          5,152
Accrued interest payable                                            183            189
Other liabilities                                                   382            457
                                                               --------       --------
    TOTAL LIABILITIES                                            90,071         89,339
                                                               --------       --------
SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares                        0              0
  authorized, 0 shares issued
Common shares ($5.00 par value) 750,000 shares                    2,761          2,761
  authorized, 552,239 and 552,239 issued
Additional paid-in capital                                        4,382          4,382
Retained earnings                                                 2,371          2,206
Accumulated other comprehensive income                             (112)           (89)
                                                               --------       --------

TOTAL SHAREHOLDERS' EQUITY                                        9,402          9,260
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $99,473       $ 98,599
                                                               ========       ========
-----------------------
See accompanying notes.


                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME
==============================================================================

                                                                    (Dollars in thousands)
                                                                (Unaudited)        (Unaudited)
                                                                3 Months Ended     3 Months Ended
                                                                --------------     --------------
                                                                March 31,          March 31,
                                                                ---------          ---------
                                                                2000               1999
                                                                ----               ----
INTEREST INCOME
Interest and fees on loans                                      $1,675             $1,420
Interest and dividends on investment securities                    246                260
Interest on federal funds sold                                      24                 57
Interest on due from bank deposits                                   0                  1
                                                                ------             ------
TOTAL INTEREST INCOME                                            1,945              1,738

INTEREST EXPENSE
Interest on deposits                                               804                785
Interest on advances from Federal Home Loan Bank                    74                  3
                                                                ------             ------
    TOTAL INTEREST EXPENSE                                         878                788
                                                                ------             ------

    NET INTEREST INCOME                                          1,067                950

Provision for loan losses                                            0                  0

    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                            1,067                950

OTHER INCOME
Service charges on deposits                                         66                 68
Other income                                                        44                 79
                                                                ------             ------
    TOTAL OTHER INCOME                                             110                147

OTHER EXPENSES
Salaries and employee benefits                                     471                387
Occupancy and equipment, net                                       153                159
Bank and ATM charges                                                27                 25
Credit card                                                         18                 19
Data processing                                                     35                 32
Directors fees                                                      14                 14
Examination and accounting fees                                     35                 39
State and other taxes                                               29                 31
Postage and courier                                                 31                 29
Supplies and printing                                               26                 28
Other expenses                                                      90                110
                                                                ------             ------
    TOTAL OTHER EXPENSES                                           929                873
                                                                ------             ------

    INCOME BEFORE FEDERAL INCOME
      TAX EXPENSE                                                  248                224

Federal income tax expense                                          83                 67
                                                                ------             ------

    NET INCOME                                                  $  165             $  157
                                                                ======             ======

EARNINGS PER SHARE:
Basic                                                           $0.30              $0.29
Diluted                                                         $0.30              $0.29

----------------------
See accompanying notes.


                               EXCHANGE BANCSHARES, INC.
                                     LUCKEY, OHIO
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
==============================================================================
          Year ended December 31, 1999 (audited) and March 31, 2000 (unaudited)


                                       Number of shares                                       Amounts
                                       ----------------           ----------------------------------------------------------------

                                                                                      (Dollars in thousands)
                                                                                      ----------------------
                                                                                                       Accumu-
                                                                                                       lated
                                                                                                       other
                                                                   Additional                          compre-   Compre-
                                   Common     Treasury  Common     paid-in     Retained     Treasury   hensive   hensive
                                   stock      stock     stock      capital     earnings     stock      income    income
                                   -----      -----     -----      -------     --------     -----      ------    ------

December 31, 1998                 524,620    (3,525)    $2,623     $3,786      $2,488       ($50)      $109
Net income                                                                        643                            $643

Other comprehensive income-
  Change in unrealized gain (loss)
  on securities available-for-sale,
  net of tax of $18                                                                                    (198)     (198)
                                                                                                                 -----
Comprehensive income                                                                                             $445
                                                                                                                 =====

Cash dividends declared ($.49 per share)                                         (269)

5% stock dividend declared         26,231       176        131        525        (656)

Issuance of common stock            1,388                    7         28

Purchase of treasury shares                     198                                           (9)

Sale of treasury stock                        3,899                    43                     59
                                  -------   -------     ------     ------       -----        ----       ----

December 31, 1999                 552,239         0      2,761      4,382       2,206          0        (89)


Net income                                                                        165                             165

Other comprehensive income-
  Change in unrealized gain (loss)
  on securities available-for-sale,
  net of tax $11                                                                                        (23)      (23)
                                                                                                                 -----
Comprehensive income                                                                                             $142
                                                                                                                 =====
                                  -------       ---     ------     ------      ------        ----     ------
March 31, 1999                    552,239         0     $2,761     $4,382      $2,371        $ 0      $(112)
                                  =======       ===     ======     ======      ======        ====     ======
-----------------------
See accompanying notes.


                                EXCHANGE BANCHSARES, INC.
                                     LUCKEY, OHIO
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================

                                                              (Dollars in thousands)
                                                           Unaudited          Unaudited
                                                           3 Months Ended     3 Months Ended
                                                           --------------     --------------
                                                           March 31,          March 31,
                                                           ---------          ---------
                                                           2000               1999
                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $    165           $    157
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                     0                  0
    Depreciation                                                 76                 80
    Goodwill amortization                                         1                  1
    Deferred income taxes                                        (1)                 0
    Investment securities amortization (accretion)               17                 25
    Originations of sale of loans held-for-sale                   0                  0
    Proceeds from loans held-for-sale                            34                603
    Changes in operating assets and liabilities:
      Accrued interest receivable                               (38)                 1
      Accrued interest payable                                   (6)                (2)
      Other assets                                                9               (339)
      Other liabilities                                         (75)               325
                                                           --------           --------
Net cash provided by operating activities                       182                851
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities           0                275
Purchases of available-for-sale securities                     (983)            (1,018)
Proceeds from maturities of available-for-sale securities     2,927              2,400
Net increase in loans                                        (2,391)            (2,002)
Purchases of premises and equipment                             (12)               (31)
Proceeds from sale of other real estate owned                     0                  0
                                                           --------           ---------
  Net cash used in investing activities                        (459)              (376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
  Noninterest-bearing, interest-bearing demand,
     and savings deposits                                     1,464                (78)
  Certificates of deposit                                       351               (478)
Payments on long-term Federal Home Loan Bank advances            (2)                (1)
Payments on short-term Federal Home Loan Bank advances       (1,000)                 0
Dividends paid                                                    0                  0
                                                           --------           --------
  Net cash provided by financing activities                     813               (557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            536                (82)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                5,103              7,987
                                                           --------           --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  5,639           $  7,905
                                                           ========           ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the three-month period for interest           $883               $789
Cash paid during the three-month period for income taxes         83                  0

-----------------------
See accompanying notes.


                              EXCHANGE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 2000 (unaudited) and December 31, 1999
===========================================================================

NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of March 31, 2000, and December 31, 1999, and the results of operations for the three-months ended March 31, 2000 and 1999, and the cash flows for the three-months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three- months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                          (Dollars in thousands)

                                   Three months ended      Year ended
                                   March 31, 2000          December 31, 1999
                                   --------------          -----------------

Balance beginning of period        $1,008                  $1,542
Provision for loan losses               0                       0
Loans charged-off                     (20)                   (594)
Recoveries on loans charged-off         2                      60
                                   ------                  ------
Balance, end of period             $  990                  $1,008
                                   ======                  ======



NOTE 3.     ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2000, consisted of one long-term advance totaling $150,000 and three short-term variable rate advances totaling $4 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                                  (Dollars in thousands)

                                  At March 31, 2000     At December 31, 1999
                                  -----------------     --------------------

                                  Current
                                  Interest rate       Amount           Amount
                                  -------------       ------           ------
Fixed ate advance:
  Monthly principal and interest
  Due July 1, 2017                    6.85%           $    150         $   152
Variable rate advances:
  Monthly interest payments
     Due February  1, 2001            6.28               2,000
     Due February 18, 2001            6.28               1,000
     Due February 22, 2001            6.28               1,000
     Due February  1, 2000                                               2,000
     Due February 18, 2000                                               1,000
     Due March    27, 2000                                               2,000


The aggregate minimum future annual principal payments on borrowings are $20,000 in 2000, $19,000 in 2001, $17,000 in 2002, $14,000 in 2003, $12,000 in
2004, and $68,000 after 2004.


NOTE 4.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2000.

                                                 (Dollars in thousands)

                                                                                Categorized as "Well
                                                                                Capitalized" Under
                                                           For Capital          Prompt Corrective
                                           Actual          Adequacy Purposes    Action Provisions
                                           ------          -----------------    -----------------
                                      Amount     Ratio     Amount     Ratio     Amount     Ratio
                                      ------     -----     ------     -----     ------     -----
Total Risk-Based Capital
   (to Risk-Weighted Assets)         10,160     14.76%     $5,506    8.0%       $6,882     10.0%
Tier I Capital
   (to Risk-Weighted Assets           9,298     13.51       2,753    4.0         4,129      6.0
Tier I Capital
   (to Average Assets)                9,298      9.48       2,950    3.0         4,916      5.0


NOTE 5.     EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents would include shares held by the company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the company?s Recognition and Retention Plan ("RRP"), and stock options granted under the company's Stock Option Plan ("SOP"). Currently the Company has no such plans in existence.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                      For the Quarter Ended March 31, 2000
                                      ------------------------------------
                                      Income        Shares          Per Share
                                      (Numerator)   (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders                    64,733        552,239         $0.30
Effect of dilutive securities:              0              0             0
                                      -------        -------         -----
Diluted EPS
Income available to
Common shareholders +
Assumed conversions                  $164,733        552,239         $0.30
                                     ========        =======         =====


                                     For the Quarter Ended March 31, 1999
                                     ------------------------------------
                                     Income          Shares          Per Share
                                     (Numerator)     (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders                  $157,582        547,149         $0.29
Effect of dilutive securities:              0              0             0
                                     --------        -------         -----
Diluted EPS
Income available to
Common shareholders +
Assumed conversions                  $157,285        547,149         $0.29
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

                          EXCHANGE BANCSHARES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

===========================================================================
Safe Harbor Clause
This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2000 and 1999.

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

Acquisition or Disposition of Assets
On June 11, 1998, the Company entered into a definitive agreement with Towne Bancorp, Inc., an Ohio corporation located in Perrysburg, Ohio ("Towne Bancorp"), and Towne Bank, a wholly-owned subsidiary of Towne Bancorp, pursuant to which the Company agreed to purchase 1,000,000 shares of original issue common stock of Towne Bank for an aggregated purchase price of $2,000,000 ("Agreement"). On June 19, 1998, the parties entered into a Merger Agreement whereby Towne Bank would merge with and into The Exchange Bank, the wholly owned subsidiary bank of the Company, with The Exchange Bank being the surviving bank in the merger ("Merger"). Cash consideration for the Merger was paid to Towne Bancorp in exchange for the remaining common stock of Towne Bank held by Towne Bancorp. The cash consideration paid to Towne Bancorp pursuant to the Merger Agreement consisted of $1.5 million to be adjusted upward or downward on a dollar for dollar basis based upon the amount of capital in Towne Bank's capital account that was greater than or less than $1,000,000 at the Closing of the transaction, with a minimum purchase price of $1,000,000. The actual cash consideration paid to Towne Bancorp at the Closing was $1,100,560 of which 25% was held back by the Company in an escrow account for a period of six months from Closing against which the Company may collect for any breaches of the representations, warranties and covenants given by Towne Bancorp and Towne Bank in the Agreement. The transactions contemplated by both the Agreement and by the Merger were consummated on June 19, 1998.

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

Effect of Year 2000
The Bank did not experience any problems as the year changed from 1999 to 2000, or during the first quarter of 2000. Management had placed significant emphasis on ensuring that its operating systems were Year 2000 ("Y2K") compliant.

Changes in Financial Condition

At March 31, 2000, the consolidated assets of the Company totaled $99.5 million, an increase of $874,000, or 0.89% from $98.6 million at December 31, 1999. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the three months ended March 31, 2000. The deposit portfolio increased by $1.8 million, or 2.17% also

Net loans receivable increased by $2.4 million, or 3.37%, to $73.3 million at March 31, 2000, compared to $70.9 million at December 31, 1999. The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The consumer installment portfolio also experienced a moderate growth as well. The other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

Investment securities decreased a net of $2.0million, or 11.64%, from $17.1 million at December 31, 1999, to $15.1 million at March 31, 2000. The decrease was primarily the result of scheduled maturities of short-term investment being rolled into higher earning real estate and commercial loan production as a part of the Company?s on going strategy to expand their loan product base.

Excess funds are temporarily invested in federal funds, which increased from $1.4 million at December 31, 1999, to $2.8million at March 31, 2000.

Deposit liabilities increased $1.8 million during the three months ended March 31, 2000. Noninterest bearing deposits increased $405,000, or 4.22%, while interest-bearing deposits increased $1.4 million, or 1.91%, during the period. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

Total shareholders' equity increased $142,000, or 1.53%, from $9.3 million at December 31, 1999, to $9.4 million at March 31, 2000. This increase was primarily the result of $165,000 in earnings for the first three months in fiscal 2000, being offset by a decrease in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $23,000.

The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank?s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation). Management believes, as of March 31, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

At March 31, 2000, Exchange Bancshares had no material commitments for capital expenditures.

Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

General. Net income increased for the three months ended March 31, 2000, to $165,000, as compared to the three months ended March 31, 1999, $157,000, an increase of $8,000. This increase was primarily attributed to the increase of $842,000 in net interest income. Increases were noted in several of the operating expenses, primarily salaries and employee benefits, which are indirectly related to the acquisition of Towne Bank.

Interest Income. Average earning assets have continued to increase during the first quarter of 2000 which has contributed to an increase in interest income of $207,000, or 11.91%, for the three months ended March 31, 2000, compared to 1999. The increase was attributed to the additional loan income of $255,000 resulting from an increase in loans receivable which was offset by decreases in investment income, $15,000, and federal funds income, $33,000.

Interest Expense. Interest expense on deposit liabilities increased $90,000 for the three months ended March 31, 2000, as compared to the same period in 1999. Total deposits increased by $1.8 million comparing March 31, 2000 to March 31, 1999, the average interest paid on interest-bearing deposits increased by 76 basis points from 3.91% for the three months ended March 31, 1999, to 4.67% for the same period ended March 31, 2000. The FHLB advance interest expense during the three-month period ended March 31, 2000, increased significantly as the Bank increased their utilization of FHLB advances as a funding source. Interest expense on FHLB advances increased $71,000 in 2000 as compared to the same period in 1999. The average interest cost on advances during the first quarter of 2000 was 6.04%

Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $18,000 during the three months ended March 31, 2000, compared to no provisions and net charge-offs of $149,000 during the three months ended March 31, 1999. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

Non-Interest Income. Non-interest income decreased $37,000, or 4.69%, to $110,000 for the three months ended March 31, 2000, from $147,000 for the three months ended March 31, 1999. Service charges on deposit accounts decreased $2,000 while other income (primarily miscellaneous fee income associated with the sale of annuities and mutual funds) decreased by $35,000.

Non-Interest Expense. Non-interest expense increased $56,000, or 6.41%, to $929,000 for the three months ended March 31, 2000, from $873,000 in the comparable period in 1999. Of this increase, $84,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting normal salary and benefit adjustments as well as staffing changes. The decrease of $6,000 in occupancy and equipment is primarily attributable to the elimination of the "start-up costs" associated with the new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses decreasing slightly over the levels experienced during the same three month period in 2000. The significant decrease in other expense, $20,000, was primarily a result of the elimination of the expenses associated with the on going due diligence efforts for the recent bank acquisition.

Income Taxes. The provision for income taxes decreased $16,000 for the three months ended March 31, 2000, compared with the prior year, primarily as a result of higher taxable income for the quarter.

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


ITEM 2 -     CHANGES IN SECURITIES
             Not Applicable

ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES
             Not Applicable

ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Not Applicable

ITEM 5 -     OTHER INFORMATION
             Not Applicable

ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K
             a.  Exhibit 27: Financial Data Schedule
             b. No report on Form 8-K was filed during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

May 15, 2000                           /s/ Marion Layman
-------------------------              ---------------------------------
Date                                   Marion Layman
                                       Chairman, President, and
                                       Chief Executive Officer


May 15, 2000                           /s/ Marion Layman
-------------------------              ----------------------------------
Date                                   Marion Layman
                                       Principal Accounting and
                                       Financial Officer