Form 10QSB
period 2000-06-30
EXCHANGE BANCSHARES INC
filed 2000-08-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED June 30, 2000
[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________


                      Commission file number  - 33-53596
                          EXCHANGE BANCSHARES, INC.
                          ------------------------
      (Exact name of small business issuer as specified in its charter)

            OHIO                                34-1721453
            ----                                ----------
(State or other jurisdiction of
incorporation or organization)     (I.R.S. Employer Identification No.)

   237 Main Street
   P.O. Box 177, Luckey, Ohio                   43443
---------------------------------------         ------
(Address of principal executive offices)        (Zip Code)

                               (419) 833-3401
                               --------------
                         (Issuer's telephone number)

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

As of August 2, 1999, 581,794 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                          EXCHANGE BANCSHARES, INC.

                               LUCKEY, OHIO

                               FORM 10-QSB

                                   INDEX
==============================================================================
Item
Number                                                           Page Number

PART I     FINANCIAL INFORMATION

1.  Financial Statements (Unaudited)

           Consolidated balance sheets --                                   3
           June 30, 2000, and December 31, 1999

           Consolidated statements of income --
           Three and Six months ended June 30, 2000 and 1999                4

           Consolidated statements of changes
           in shareholders equity  --                                       5
           Periods ended June 30, 2000, and December 31, 1999

           Consolidated statements of cash flows --                         6
           Six months ended June 30, 2000 and 1999

           Notes to consolidated financial statements --                    7
           June 30, 2000, and December 31, 1999

2.       Management's Discussion and Analysis of Financial                 11
         Condition and Results of Operations

PART II    OTHER INFORMATION

     1.  Legal Proceedings                                                 18

     2.  Changes in Securities and Use of Proceeds                         18

     3.  Defaults upon Senior Securities                                   18

     4.  Submission of Matters to a Vote of Security Holders               18

     5.  Other Information                                                 19

     6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

                           EXCHANGE BANCSHARES, INC.
                                 LUCKEY, OHIO
                          CONSOLIDATED BALANCE SHEETS

==============================================================================

                                                          (Dollars in thousands)
                                                           Unaudited
                                                           At June 30,     At December 31,
                                                           2000            1999
                                                           ----            ----
ASSETS
Cash and cash equivalents
  Cash and amounts due from depository institutions      $    2,716         $   3,646
  Interest bearing demand deposits in banks                      39                23
  Federal funds sold                                          1,210             1,434
                                                          ---------          --------
    Total cash and cash equivalents                           3,965             5,103

Investment securities
  Securities available-for-sale                              15,230            16,866
  Securities held-to-maturity, fair values of $276 and $279     275               276
                                                          ---------          --------
    Total investment securities                              15,505            17,142

Mortgage loans held-for-sale                                      0                34

Loans                                                        78,085            71,955
Allowance for loan losses                                      (898)           (1,008)
                                                           --------          --------
Net loans                                                    77,187            70,947

Premises and equipment, net                                   3,587             3,663
Accrued interest receivable                                     817               721
Deferred income taxes                                           337               266
Other assets                                                    729               723
                                                           --------          --------
TOTAL ASSETS                                               $102,127          $ 98,599
                                                           ========          ========
LIABILITIES
Deposits:
  Noninterest-bearing                                      $  9,932          $  9,587
  Interest-bearing                                           74,401            73,954
                                                           --------          --------
    Total deposits                                           84,333            83,541

Borrowed funds                                                7,634             5,152
Accrued interest payable                                        196               189
Other liabilities                                               418               457
                                                           --------          --------
TOTAL LIABILITIES                                            92,581            89,339

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
  Authorized, 0 shares issued                                     0                 0
Common shares ($5.00 par value) 750,000 shares
  Authorized, 581,794 and 552,239 issued                      2,909             2,761
Additional paid-in capital                                    4,992             4,382
Retained earnings                                             1,748             2,206
Treasury stock at cost, 0 shares                                  0                 0
Accumulated other comprehensive income                         (103)              (89)
                                                           --------          --------

TOTAL SHAREHOLDERS' EQUITY                                    9,546             9,260
                                                          ---------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 102,127          $ 98,599
                                                          =========          ========

---------------------------------------
See accompanying notes.

                                EXCHANGE BANCSHARES, INC.
                                    LUCKEY, OHIO
                           CONSOLIDATED STATEMENTS OF INCOME
=============================================================================

                                                                  (Dollars in thousands)
                                                              (Unaudited)              (Unaudited)
                                                             3 Months Ended           6 Months Ended
                                                             --------------           --------------
                                                           June 30,     June 30,     June 30,     June 30,
                                                           2000         1999         2000         1999
                                                           ----         ----         ----         ----
INTEREST INCOME
Interest and fees on loans                                $1,789        $1,472       $3,464       $2,891
Interest and dividends on investment securities              219           260          465          521
Interest on federal funds sold                                31            44           55          101
Interest on due from bank deposits                             0             0            0            1
                                                          ------        ------       ------       ------
     TOTAL INTEREST INCOME                                 2,039         1,776        3,984        3,514
                                                          ------        ------       ------       ------
INTEREST EXPENSE
Interest on deposits                                         833           788        1,637        1,573
Interest on borrowed funds                                    87             3          161            6
                                                          ------        ------       ------       ------

     TOTAL INTERST EXPENSE                                   920           791        1,798        1,579
                                                          ------         -----       ------       ------
     NET INTEREST INCOME                                   1,119           985        2,186        1,935

Provision for loan losses                                      0             0            0            0
                                                          ------         -----       ------       ------
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                        1,119           985        2,186        1,935

NON-INTEREST INCOME
Service charges on deposits                                   77            74          143          141
Other income                                                  54            94           98          174
                                                          ------         -----       ------       ------
     TOTAL NON-INTEREST INCOME                               131           168          241          315
                                                          ------         -----       ------       ------

NON-INTEREST EXPENSE
Salaries and employee benefits                               460           468          931          855
Occupancy and equipment, net                                 160           144          313          303
Bank and ATM charges                                          26            22           53           46
Credit card                                                   15            22           33           41
Data processing                                               33            30           68           62
Directors fees                                                20            20           34           34
Examination and accounting fees                               42            62           77          101
State and other taxes                                         28            29           57           59
Postage and courier                                           31            29           62           58
Supplies and printing                                         39            31           65           59
Other expenses                                               127           142          217          254
                                                          ------        ------      -------       ------
     TOTAL NON-INTEREST EXPENSE                              981           999        1,910        1,872
                                                          ------        ------      -------       ------

     INCOME BEFORE FEDERAL INCOME
            TAX EXPENSE                                       269          154          517           378

Federal income tax expense                                     72           44          155           110
                                                          -------       -------     -------       -------

     NET INCOME                                           $   197       $  110       $  362       $   268
                                                          =======       ======       ======       =======

Basic                                                     $0.34         $0.19        $0.62        $0.46
Diluted                                                   $0.34         $0.19        $0.62        $0.46


See accompanying notes.
---------------------------------



                                 EXCHANGE BANCSHARES INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
==============================================================================
                                           Number of Shares                    (Dollars in thousands)
                                           ----------------                    ----------------------
                                                                                                  Accumulated
                                                                                                  other
                                                               Additional                         compre-     Compre-
                                 Common    Treasury  Common    paid-in     Retained     Treasury  hensive     hensive
                                 stock     stock     stock     capital     Earnings     stock     income      income
                                 -----     -----     -----     -------     --------     -----     ------      ------
Balances at December 31, 1998     524,620  (3,525)  $2,623     $3,786      $2,488       $(50)     $109

Net income                                                                    643                             $643
Other comprehensive income-
   Change in unrealized
   gain (loss) on securities
   available-for-sale,
   net of tax of $102                                                                             (198)       (198)
                                                                                                              ----
Comprehensive income                                                                                          $445
                                                                                                              ====
Cash dividends declared
   ($.47 per share)                                                           (269)
5% stock dividend declared         26,231              131        525         (656)
Issuance of common stock            1,388                7         28

Purchase of treasury stock                   (374)                                        (9)
Sale of treasury stock              3,899                          43                     59
                                  -------    -----  ------     ------       ------       ----    ------
Balances at December 31, 1999     552,239       0   $2,761     $4,382       $2,206       $ 0     $ (89)

Net income                                                                     362                            $362
Other comprehensive income-
   Change in unrealized
   gain (loss) on securities
   available-for-sale,
   net of tax of $7                                                                                (14)         (14)
                                                                                                              -----
Comprehensive income                                                                                          $348
                                                                                                              =====
Cash dividends declared
   ($.20 per share)                                                           (115)
5% stock dividend declared         27,420              137        568         (705)
Issuance of common stock            2,135               11         42
                                 --------    ----   ------    -------      -------     -----     ------
Balances at June 30, 2000         581,794       0   $2,909    $ 4,992      $ 1,748     $   0     $(103)
                                 ========    ====   ======    =======      =======     =====     ======

----------------------
See accompanying notes.

                             EXCHANGE BANCHSARES, INC.
                                    LUCKEY, OHIO
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
=============================================================================



                                                                 (Dollars in thousands)
                                                                        (Unaudited)
                                                                      6 Months Ended
                                                                  -----------------------
                                                                  June 30,       June 30,
                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  362          $  268
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                       0               0
    Depreciation                                                  153             160
    Goodwill amortization                                           1               1
    Deferred income taxes                                         (64)              0
    Amortization (accretion)                                       31              49
    Proceeds from loans held-for-sale                              34             602
    Changes in operating assets and liabilities:
      Accrued interest receivable                                 (96)            (80)
      Accrued interest payable                                      7             (18)
      Other assets                                                 (7)           (339)
      Other liabilities                                           (41)            260
                                                               ------          ------
Net cash provided by operating activities                         380             903
                                                               ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities             0             342
Purchases of available-for-sale securities                     (2,491)         (2,093)
Proceeds from maturities of available-for-sale securities       4,000           3,400
Proceeds from sale of available-for-sale securities                77               0
Net increase in loans                                          (6,241)         (3,128)
Purchases of premises and equipment                               (77)            (41)
                                                              -------          ------
  Net cash used in investing activities                        (4,732)         (1,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
  Noninterest-bearing, interest-bearing demand, and
    savings deposits                                              (50)            413
  Certificates of deposit                                         842          (2,642)
Net decrease in short-term borrowings                           2,502               0
Payments on long-term Federal Home Loan Bank advances             (19)            (19)
Sale of Common Stock                                               54               0
Sale of Treasury Stock                                              0              57
Purchase of Treasury Stock                                          0              (9)
Dividends paid                                                   (115)           (105)
                                                              -------         -------
  Net cash provided by (used in) financing activities           3,214          (2,305)
                                                              -------         -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,138)         (2,922)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,103           7,987
                                                              -------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $3,965          $5,065
                                                               ======          ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the six-month period for interest             $1,721          $1,596
Cash paid during the six-month period for income taxes            219              88


----------------------
See accompanying notes.

                           EXCHANGE BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2000 (unaudited) and December 31, 1999

=========================================================================

NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of June 30, 2000, and December 31, 1999, and the results of operations for the three-and six-months ended June 30, 2000 and 1999, and the cash flows for the six-months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six- months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                          (Dollars in thousands)

                                                              Year ended
                                   Six months ended           December 31,
                                   June 30, 2000              1999
                                   -------------              ----

Balance beginning of period        $1,008                     $1,542

Provision for loan loss                 0                          0

Loans charged-off                    (144)                      (594)

Recoveries on loans charged-off        34                         60
                                   ------                     ------
Balance, end of period             $  898                     $1,008
                                   ======                     ======

NOTE 3.     ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2000, consisted of one long-term advance totaling $134,000 and seven short-term advances totaling $7.5 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                                           (Dollars in thousands)
                                                      At June 30, 2000     At December 31, 1999
                                          Current
                                          Interest rate      Amount               Amount
                                          -------------      ------               ------
Fixed rate advance:
  Monthly principal and interest
  Due July 1, 2017                        6.85%             $    134             $   152
Variable rate advances:
  Monthly interest payments
    Due July 30, 2000                     6.78                 1,500
    Due August 14, 2000                   6.78                 1,000
    Due August 17, 2000                   6.78                 1,000
    Due August 22, 2000                   6.78                 1,000
    Due August 31, 2000                   6.78                 1,000
    Due September 11, 2000                6.78                 1,000
    Due September 18, 2000                6.78                 1,000
    Due February   1, 2000                                                         2,000
    Due February 18, 2000                                                          1,000
    Due March 27, 2000                                                             2,000


The aggregate minimum future annual principal payments on long-term borrowings are $7,000 in 2000, $12,000 in 2001, $11,000 in 2002, $11,000
in 2003, $10,000 in 2004, and $83,000 after 2005.

NOTE 4.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2000.

                                                   (Dollars in thousands)
                                                                             Categorized as "Well
                                                                             Capitalized" Under
                                                       For Capital           Prompt Corrective
                                    Actual             Adequacy Purposes     Action Provisions
                              -----------------        -----------------     -----------------
                              Amount      Ratio        Amount      Ratio     Amount      Ratio
                              ------      -----        ------      -----     ------      -----
(S>

Total Risk-Based Capital
(to Risk-Weighted Assets)     $10,303     14.84%       $5,553      8.00%     $ 6,941     10.00%

Tier I Capital
(to Risk-Weighted Assets)       9,435     13.59        N/A         N/A         4,165      6.00

Tier I Capital
(to Average Total Assets)       9,435      9.41         4,010      4.00        5,013      5.00




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

                                          For the Quarter Ended June 30, 2000
                                          -----------------------------------
                                        Income          Shares           Per Share
                                       (Numerator)     (Denominator)     Amount
                                       -----------     -------------     ------
Basic EPS                              $197,702          584,966         $0.34
Income available to
  common shareholders

Effect of dilutive securities:
None                                          0                0
                                       --------          -------
Diluted EPS
Income available to
  common shareholders+
  assumed conversions                  $197,702          584,966         $0.34
                                       ========          =======         =====




                                          For the Quarter Ended June 30, 1999
                                          -----------------------------------

                                       Income            Shares          Per Share
                                      (Numerator)       (Denominator)    Amount
                                       ---------         -----------     ------
Basic EPS
Income available to
  common shareholders                  $110,155          547,429         $0.19

Effect of dilutive securities:
None                                          0                0
                                       --------          -------
Diluted EPS
Income available to
  common shareholders +
  assumed conversions                  $110,155          547,429         $0.19
                                       ========          =======         =====

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                          For the Six Months Ended June 30, 2000
                                          --------------------------------------
                                       Income            Shares          Per Share
                                      (Numerator)       (Denominator)    Amount
                                      -----------       -------------    ------
Basic EPS
Income available to
  common shareholders                 $362,435          582,408          $0.62

Effect of dilutive securities:
None                                         0                0
                                       -------          -------
Diluted EPS
Income available to
  common shareholders +
  assumed conversions                 $362,435          582,408          $0.62
                                      ========          =======          =====



                                          For the Six Months Ended June 30, 1999
                                          --------------------------------------
                                      Income            Shares           Per Share
                                     (Numerator)       (Denominator)     Amount
                                      ---------         -----------      ------
Basic EPS
Income available to
  common shareholders                 $267,737          574,655          $0.47

Effect of dilutive securities:
None                                         0                0
                                      --------          -------
Diluted EPS
Income available to
  common shareholders +
  assumed conversions                 $267,737          574,655          $0.47
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

General

    The Company is a bank holding company whose activities are primarily limited to holding the stock of The Exchange Bank, Luckey, Ohio, ("Bank").
The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

    Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and six- month periods ended June 30, 2000 and 1999.

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

    The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance

Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

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

    The Exchange Bank is an Ohio state-chartered bank, which, prior to the transaction described herein, operated from its main office in Luckey, Ohio and through two branches located in Holland and Walbridge, Ohio.

    The following discussion under the captions "Changes in Financial Condition" and "Results of Operations", make reference to the acquisition of the "bank" or the "two office locations" which have had a significant effect on the Company's operations during the second, third and fourth quarters of fiscal 1998 as well as fiscal 1999. The following discussion, i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

Effect of Year 2000

    The bank has yet to experience any significant problems as the year changed from 1999 to 2000, or during the first two quarters of 2000. Management had placed significant emphasis on ensuring that the bank's operating systems were Year 2000 ("Y2K") compliant.

                     Changes in Financial Condition

    At June 30, 2000, the consolidated assets of the Company totaled $102.1 million, an increase of $3.5 million, or 3.58%, from $98.6 million at December 31, 1999. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the six months ended June 30, 2000. The deposit portfolio increased by $792,000, or 0.95%, from $83.5 million at December 31, 1999.

    Net loans receivable increased by $9.2 million, or 8.80%, to $77.2 million at June 30, 2000, compared to $70.9 million at December 31, 1999.
The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The other loan portfolios remained relatively constant with the new loan demand generally equaling loan repayments.

    Investment securities decreased a net of $1.6 million, or 9.55%, from $17.1 million at December 31, 1999, to $15.5 million at June 30, 2000. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning real estate and commercial loan production as a part of the Company's ongoing strategy to expand their loan product base.

    Excess funds are temporarily invested in federal funds, which decreased from $1.4 million at December 31, 1999, to $1.2 million at June 30, 2000. These funds were utilized primarily to fund the increased loan demand.

    Deposit liabilities increased $792,000, or 0.95%, during the six months ended June 30, 2000. Noninterest bearing deposits increased $345,000, or 4.02%, while interest-bearing deposits increased $447,000, or 0.60%, during the period. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

    Total shareholders' equity increased $286,000, or 3.09%, from $9.3 million at December 31, 1999, to $9.5 million at June 30, 2000. This increase was primarily the result of $362,000 in earnings for the first six months in fiscal 2000 and sale of $53,000 in additional common shares through the Dividend Reinvestment Plan. These increases were partially offset by a decrease in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $14,000 and the payment of cash dividends of $115,000.

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

    Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of 1. Total risk-based capital, 2. Tier I capital to risk-weighted assets (as defined by the regulations), and 3. Tier I capital to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

    At June 30, 2000, Exchange Bancshares had no material commitments for capital expenditures.


                               Results of Operations

Comparison of Three months Ended June 30, 2000 and 1999

    General. Net income increased for the three months ended June 30, 2000, to $197,000, as compared to the three months ended June 30, 1999, $110,000, an increase of $87,000, or 79.09%. This increase was primarily attributed to the increase in net interest income, the majority of which were directly related to the continued growth in the loan portfolio. This is discussed in greater detail under the captions "Interest Income" and "Interest Expense".

    Interest Income. Average earning assets have increased during the second quarter of 2000 which contributed to an increase in interest income of $263,000, or 14.81%, for the three months ended June 30, 2000, compared to same three month period in 1999. The increase was attributed to the additional $317,000 income from lending activities. The increase was offset by decreases in interest income of $41,000 from investment securities and $13,000 from federal funds sold. The overall yield on average interest-earning assets increased 47 basis points, or 0.47%, during the second quarter of fiscal 2000 as compared to 1999, from 8.17% to 8.64%.

    Interest Expense. Interest expense on deposit liabilities increased $129,000, or 16.31%, for the three months ended June 30, 2000, as compared to the same period in 1999. Average interest-bearing deposits decreased by $102,000 comparing three month period ended June 30, 2000 to June 30, 1999, and the average interest paid on interest-bearing deposits increased by 40 basis points from 4.19% for the three months ended June 30, 1999, to 4.59% for the same period ended June 30, 2000. The FHLB advance interest expense during the three-month period ended June 30, 2000 increased by $84,000 in 2000 compared to the same three-month period in 1999. The Bank has had to rely more heavily on advances from the FHLB as an alternate source of funding the increases in commercial and real estate loans. The additional $45,000 in interest expense on deposit accounts in 2000 was attributed to general interest rate increases on new and existing account balances. This seems to be the general trend throughout the financial institution industry as a whole.

    Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $92,000 during the three months ended June 30, 2000, compared to no provisions and net charge-offs of $190,000 during the three months ended June 30, 1999. Provisions for possible loan losses are based upon management's assessment of the results obtained from the ongoing loan review process and the composition, or makeup, of the loan portfolio. Currently the loan portfolio consists primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

    Non-Interest Income. Non-interest income decreased $37,000, or 22.02, to $131,000 for the three months ended June 30, 2000, from $168,000 for the three months ended June 30, 1999. Service charges on deposit accounts increased $3,000 while other income, primarily commissions and fees associated with the sale of alternative investment products, decreased by $40,000.

    Non-Interest Expense. Non-interest expense decreased $18,000, or 1.80%, to $981,000 for the three months ended June 30, 2000, from $999,000 in the comparable period in 1999. Of this decrease, $20,000 was attributable to a decrease in examination and accounting fees, $16,000 in occupancy and equipment expense and $15,000 in other miscellaneous operating expenses. Generally speaking, the majority of the other operating expenses remained relativity constant either increasing or decreasing slightly from period to period.

    Income Taxes. The provision for income taxes increased $28,000 for the three months ended June 30, 2000, compared with the prior year, primarily as a result of increased taxable income for the quarter.


Comparison of Six months Ended June 30, 2000 and 1999

    General. Net income increased for the six months ended June 30, 2000, to $362,000, as compared to the six months ended June 30, 1999, $268,000, an increase of $94,000. This increase was primarily attributed to the increases in the net interest income while the various operating expenses remained relatively constant from year to year. The additional expenses related to the acquisition and operation of the offices associated with the Towne Bank acquisition are no longer having a significant negative effect on the overall profitability of the Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

    Interest Income. Average earning assets have continued to increase during the six months of 2000 which has contributed to an increase in interest income of $251,000, or 12.97%, for the six months ended June 30, 2000, compared to 1999. The increase was attributed to the additional loan income of $573,000 resulting from an increase in loans receivable which were offset by decreases in investment income of $56,000 and a decrease of $46,000 federal funds sold income. This is a direct result of reallocating resources to the loan portfolio in an effort to increase income and satisfy the increased demand for commercial and real estate credit.

    Interest Expense. Interest expense on deposit liabilities increased $64,000 for the six months ended June 30, 2000, as compared to the same period in 1999. Average interest-bearing deposits decreased by $760,000 comparing the six months ended June 30, 2000 to June 30, 1999, and the average interest paid on interest-bearing deposits increased by 34 basis point from 4.33% for the six months ended June 30, 1999, to 4.67% for the same period ended June 30, 2000. The FHLB advance interest expense during the six-month period ended June 30, 2000, also increased as the utilization of advances became more prevalent as an alternative funding source for the increased loan demand. The interest expense associated with the FHLB advances increased to $161,000 from $6,000 in the same six-month period in 1999.

    Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $110,000 during the six months ended June 30, 2000, compared to no provisions and net charge-offs of $339,000 during the six months ended June 30, 1999. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

    Non-Interest Income. Non-interest income decreased $74,000, or 23.49%, to $241,000 for the six months ended June 30, 2000, from $315,000 for the six months ended June 30, 1999. Service charges on deposit accounts increased $2,000 while other income (primarily miscellaneous fee income from Fintegra) decreased by $76,000.

    Non-Interest Expense. Non-interest expense increased $38,000, or 2.03%, to $1.9 million for the six months ended June 30, 2000, from $1.8 million in the comparable period in 1999. Of this increase, $76,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting normal salary and benefit adjustments as well as additional staffing. The increase of $10,000 in occupancy and equipment is primarily attributable to the two new office locations. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same three month period in 1999. The significant decrease in other expense, $37,000, was primarily a result of the additional expenses incurred as a result of the ongoing legal, consulting and accounting fees, and the data processing services associated with the 1998 bank acquisition.

    Income Taxes. The provision for income taxes increased $45,000 for the six months ended June 30, 2000, compared with the prior year, primarily as a result of higher taxable income for the six-month period.

                              EXCHANGE BANCSHARES, INC.

                             PART II - OTHER INFORMATION
==============================================================================

ITEM 1 -     LEGAL PROCEEDINGS

             Not Applicable


ITEM 2 -     CHANGES IN SECURITIES
             Not Applicable


ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES

             Not Applicable


ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             John Moore and Sharon Hoffman duly appointed Judges of Election of the Company do hereby certify that:

             The Annual Meeting of Shareholders ("Annual Meeting") of the Company will be held at the Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio on May 17, 2000 following the shareholders dinner at 6:30 p.m.

             According to the certified list of shareholders which was presented at the Annual Meeting, there were 552,238.5987 votes entitled to be cast at the Annual Meeting, of which 276,119.2994 represented a majority. There were present at the Annual Meeting, in person or by proxy, 452,802.3277 shares, and at least a majority of the outstanding votes entitled to vote.

             John Moore and Sharon Hoffman inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy. The following is a record of the votes cast in connection with the various propositions presented at the Annual Meeting:

             Proposal No. 1:
             RESOLVED, that Cecil R. Adkins, Norma J. Christen, and Donald H. Lusher be elected to the Board of Directors of the Company for three-year terms expiring in 2003.

             Cecil R. Adkins     Number of Votes For          451,831
                                   Percentage                   81.82%
                                 Number of Votes Withheld         971
                                   Percentage                    1.76%

             Norma J. Christen   Number of Votes For          452,458
                                   Percentage                   81.93%
                                 Number of Votes Withheld         344
                                   Percentage                    0.06%

             Donald H. Lusher    Number of Votes For          452,765
                                   Percentage                   81.87%
                                 Number of Votes Withheld          37
                                   Percentage                    0.01%

Proposal No. 2:

             RESOLVED, that the appointment by the Board of Directors of the firm of Robb, Dixon, Francis, Davis, Oneson and Company as independent accountants of the Company for the fiscal year ending December 31, 2000 be ratified and approved in all respects.

                                    FOR               AGAINST          ABSTAIN
                                    ---               -------          -------
            Number of Votes         412,511           39,072           1,219
                                    -------           ------           -----

            Percentage               74.70%            7.08%            0.22%
                                     -----             ----             ----

ITEM 5 -    OTHER INFORMATION

            Not Applicable


ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibit 27: Financial Data Schedule

            b. No report on Form 8-K was filed during the quarter ended June 30, 2000.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EXCHANGE BANCSHARES, INC.


August 11, 2000              /s/ Marion Layman
---------------              ------------------------------------------------
Date                         Marion Layman
                             Chairman, President, and Chief Executive Officer

August 11, 2000              /s/ Marion Layman
---------------              ------------------------------------------------
                             Marion Layman
                             Principal Accounting and Financial Officer