Form 10QSB
period 2000-09-30
EXCHANGE BANCSHARES INC
filed 2000-11-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED September 30, 2000

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________


                        Commission file number  - 33-53596
                             EXCHANGE BANCSHARES, INC.
                             -------------------------
          (Exact name of small business issuer as specified in its charter)

                OHIO                                  34-1721453
--------------------------------         ------------------------------------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

237 Main Street
P.O. Box 177, Luckey, Ohio                               43443
---------------------------------         -----------------------------------
(Address of principal executive offices)               (Zip Code)

                                  (419) 833-3401
                                  --------------
                             (Issuer's telephone number)

                                        N/A
                                        ---
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.      Yes
  X       No . . .
-------

As of November 8, 2000, 581,794 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                           EXCHANGE BANCSHARES, INC.

                                  LUCKEY, OHIO

                                  FORM 10-QSB

                                     INDEX
-----------------------------------------------------------------------------


Item
Number                                                           Page Number

PART I     FINANCIAL INFORMATION

     1.    Financial Statements (Unaudited)

           Consolidated balance sheets -                                   3
           September 30, 2000, and December 31, 1999

           Consolidated statements of income -
           Three and Nine months ended September 30, 2000 and 1999         4

           Consolidated statements of changes
           in shareholders equity  -                                       5
           Periods ended September 30, 2000, and December 31, 1999

           Consolidated statements of cash flows -                         6
           Nine months ended September 30, 2000 and 1999

           Notes to consolidated financial statements -                    7
           September 30, 2000, and December 31, 1999

2          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

PART II    OTHER INFORMATION

           1.  Legal Proceedings                                          17

           2.  Changes in Securities and Use of Proceeds                  17

           3.  Defaults upon Senior Securities                            17

           4.  Submission of Matters to a Vote of Security Holders        17

           5.  Other Information                                          17

           6.  Exhibits and Reports on Form 8-K                           17

           Signatures                                                     18

                              EXCHANGE BANCSHARES, INC.
                                    LUCKEY, OHIO
                            CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                             (Dollars in thousands)
                                                         Unaudited
                                                         At September 30,     At December 31,
                                                         2000                 1999
                                                         ----                 ----
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions          $  3,130            $  3,646
Interest bearing demand deposits in banks                        19                  23
Federal funds sold                                            1,727               1,434
                                                           --------            --------
Total cash and cash equivalents                               4,876               5,103

Investment securities
Securities available-for-sale                                15,144              16,866
Securities held-to-maturity, fair values of $276 and $279       275                 276
                                                           --------            --------
Total investment securities                                  15,419              17,142

Mortgage loans held-for-sale                                      0                  34

Loans                                                        79,460              71,955
Allowance for loan losses                                      (833)             (1,008)
                                                           --------            --------
Net loans                                                    78,627              70,947

Premises and equipment, net                                   3,528               3,663
Accrued interest receivable                                     976                 721
Deferred income taxes                                            73                 266
Other assets                                                    898                 723
                                                           --------            --------
TOTAL ASSETS                                               $104,397            $ 98,599
                                                           ========            ========

LIABILITIES
Deposits:
Noninterest-bearing                                        $  9,930            $  9,587
Interest-bearing                                             78,357              73,954
                                                           --------            --------
Total deposits                                               88,287              83,541


Borrowed funds                                                5,633               5,152
Accrued interest payable                                        231                 189
Other liabilities                                               443                 457
                                                           --------            --------

TOTAL LIABILITIES                                            94,594              89,339

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
Authorized, 0 shares issued                                       0                   0
Common shares ($5.00 par value) 750,000 shares
Authorized, 581,794 and 552,239 issued                        2,909               2,761
Additional paid-in capital                                    4,992               4,382
Retained earnings                                             1,938               2,206
Treasury stock at cost, 0 shares                                  0                   0
Accumulated other comprehensive income                          (36)                (89)
                                                           --------            --------
TOTAL SHAREHOLDERS' EQUITY                                    9,803               9,260
                                                           --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $104,397            $ 98,599
                                                           ========            ========

                         EXCHANGE BANCSHARES, INC.
                                LUCKEY, OHIO
                     CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          (Dollars in thousands)
                                                    (Unaudited)          (Unaudited)
                                                     3 Months Ended       9 Months Ended
                                                     --------------       --------------
                                                     September 30,        September 30,
                                                     2000       1999      2000        1999
                                                     ----       ----      ----        ----
INTEREST INCOME
Interest and fees on loans                           $1,892     $1,503    $5,356      $4,394
Interest and dividends on investment securities         231        251       696         772
Interest on federal funds sold                           36         41        91         142
Interest on due from bank deposits                        1          0         1           1
                                                     ------     ------    ------      ------
     TOTAL INTEREST INCOME                            2,160      1,795     6,144       5,309
                                                     ------     ------    ------      ------

INTEREST EXPENSE
Interest on deposits                                    908        785     2,545       2,358
Interest on borrowed funds                              109          3       270           9
                                                     ------     ------    ------      ------

     TOTAL INTERST EXPENSE                            1,017        788     2,815       2,367
     NET INTEREST INCOME                              1,143      1,007     3,329       2,942
                                                     ------     -------   ------      -------

Provision for loan losses                                 0          0         0           0
                                                     ------      ------    -----      ------
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                   1,143      1,007     3,329       2,942

NON-INTEREST INCOME
Service charges on deposits                              76         73       219         214
Other income                                             35         84       133         258
                                                     ------     ------     -----      ------

     TOTAL NON-INTEREST INCOME                          111        157       352         472
                                                     ------     ------     -----      ------
NON-INTEREST EXPENSE
Salaries and employee benefits                          483        415     1,414       1,270
Occupancy and equipment, net                            154        143       467         446
Bank and ATM charges                                     28         26        81          72
Credit card                                              13         20        47          61
Data processing                                          35         30       103          92
Directors fees                                           14         14        48          49
Examination and accounting fees                          49         34       125         135
State and other taxes                                    29         28        86          87
Postage and courier                                      33         28        95          86
Supplies and printing                                    33         33        99          91
Other expenses                                          105        117       321         370
                                                     ------     ------    ------      ------
     TOTAL NON-INTEREST EXPENSE                         976        888     2,886       2,759
                                                     ------     ------    ------      ------
     INCOME BEFORE FEDERAL INCOME TAX EXPENSE           278        276       795         655

Federal income tax expense                               89         86       243         197
                                                     ------     ------    -------     ------

     NET INCOME                                      $  189     $  190    $  552      $  458
                                                     ======     ======    ======      ======

Basic                                                0.32       0.33       0.94       0.79
Diluted                                              0.32       0.33       0.94       0.79


                                 EXCHANGE BANCSHARES INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                                                (Unaudited)
                                  Number of shares                        (Dollars in thousands)
                                  ----------------                        ----------------------
                                                                                                Accumulated
                                                                                                Other
                                                               Additional                       Compre-   Compre-
                                  Common   Treasury   Common   paid-in     Retained   Treasury  hensive   hensive
                                  stock    stock      stock    capital     Earnings   stock     Income    income
                                  ------   -----      -----    -------     --------   ------    ------    ------
Balances at December 31, 1998     524,620   (3,525)    $2,623  $3,786      $2,488     $(50)      $109

Net income                                                                    643                          $643
Other comprehensive income-
  Change in unrealized
  gain (loss) on securities
  available-for-sale,
  net of tax of $102                                                                             (198)     (198)
                                                                                                           ----
  Comprehensive income                                                                                     $445
                                                                                                           ====
Cash dividends declared
  ($.47 per share)                                                           (269)
5% stock dividend declared         26,231                 131     525        (656)
Issuance of common stock            1,388                   7      28
Purchase of treasury stock                    (374)                                     (9)
Sale of treasury stock                       3,899                 43                   59
                                  -------   ------     ------  ------     -------     ----       -----
Balances at December 31, 1999     552,239        0     $2,761  $4,382     $ 2,206     $  0       $(89)

Net income                                                                    552                          $ 552
Other comprehensive income-
  Change in unrealized
  gain (loss) on securities
  available-for-sale,
  net of tax of $18                                                                                53         53
                                                                                                           -----
Comprehensive income                                                                                       $ 605
                                                                                                           =====
Cash dividends declared
  ($.20 per share)                                                           (115)
5% stock dividend declared         27,420                 137     568        (705)
Issuance of common stock            2,135                  11      42
                                  -------   ------     ------  ------     -------     ----     -------
Balances at Sept. 30, 2000        581,794        0     $2,909  $4,992     $ 1,938     $  0     $  (36)
                                  =======   ======     ======  ======     =======     =====    =======


                             EXCHANGE BANCHSARES, INC.
                                   LUCKEY, OHIO
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


                                                                            (Dollars in thousands)
                                                                                   (Unaudited)
                                                                             9 Months Ended
                                                                             September 30,
                                                                             -------------
                                                                        2000              1999
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  552            $  458
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                                  0                 0
  Depreciation                                                             231               239
  Goodwill amortization                                                      2                 2
  Deferred income taxes                                                    147                 0
  Amortization (accretion)                                                  44                72
  Proceeds from loans held-for-sale                                         34               603
  Loss on disposal of fixed assets                                           0                 3
  Changes in operating assets and liabilities:
    Accrued interest receivable                                           (255)              (95)
    Accrued interest payable                                                42                (6)
    Other assets                                                          (158)             (312)
    Other liabilities                                                      (15)              276
                                                                        ------            ------
  Net cash provided by operating activities                                624             1,240
                                                                        ------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities                      0               518
Purchases of available-for-sale securities                              (4,015)           (3,692)
Proceeds from maturities of available-for-sale securities                5,700             5,400
Proceeds from sale of available-for-sale securities                         77                 0
Net increase in loans                                                   (7,683)           (4,560)
Purchases of premises and equipment                                        (96)              (60)
                                                                       -------            ------
  Net cash used in investing activities                                 (6,017)           (2,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
  Noninterest-bearing, interest-bearing demand, and savings deposits     1,215             1,494
  Certificates of deposit                                                3,531            (1,737)
Proceeds from long-term Federal Home Loan Bank advances                    500                 0
Payments on long-term Federal Home Loan Bank advances                      (19)              (21)
Sale of Common Stock                                                        54                 0
Sale of Treasury Stock                                                       0                58
Purchase of Treasury Stock                                                   0                (9)
Dividends paid                                                            (115)             (104)
                                                                       -------            ------
  Net cash provided by (used in) financing activities                    5,166              (319)
                                                                       -------            ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (227)           (1,473)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,103             7,987
                                                                        ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $4,876            $6,514
                                                                        ======            ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                $2,773            $2,373
Cash paid during the period for income taxes                            $   97            $  225


                            EXCHANGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2000 (unaudited) and December 31, 1999
-----------------------------------------------------------------------------

NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of September 30, 2000, and December 31, 1999, and the results of operations for the three-and nine-months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                           (Dollars in thousands)

                                                               Year ended
                                        Nine months ended      December 31,
                                        September 30, 2000     1999
                                        ------------------     ----

     Balance beginning of period        $1,008                 $1,542

     Provision for loan loss                 0                      0

     Loans charged-off                    (247)                  (594)

     Recoveries on loans charged-off        71                     60
                                        ------                 ------
     Balance, end of period             $  832                 $1,008
                                        =======                ======




NOTE 3.     ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 2000, consisted of one long-term advance totaling $133,000 and six short-term advances totaling $5.5 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advances are collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.

Scheduled maturity of the advance from the FHLB is as follows:

                                                                  (Dollars in thousands)
                                                        At September 30, 2000     At December 31, 1999
                                                        ---------------------     --------------------
                                    Current
                                    Interest rate       Amount                    Amount
                                    -------------       ------                    ------
Fixed rate advance:
  Monthly principal and interest
  Due July 1, 2017                   6.85%               $  133                   $  152
Variable rate advances:
-----------------------
  Monthly interest payments
  Due October 25, 2000               6.90%                  500
  Due November 13, 2000              6.90%                1,000
  Due November 15, 2000              6.90%                1,000
  Due November 29, 2000              6.90%                1,000
  Due December 9, 2000               6.90%                1,000
  Due December 16, 2000              6.90%                1,000
  Due February 1, 2000                                                             2,000
  Due February 18, 2000                                                            1,000
  Due March 27, 2000                                                               2,000

The aggregate minimum future annual principal payments on long-term borrowings are $6,000 in 2000, $12,000 in 2001, $11,000 in 2002, $11,000 in 2003, $10,000
in 2004, and $83,000 after 2005.


NOTE 4.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2000.



                                                   (Dollars in thousands)
                                                                              Categorized as "Well
                                                            Required          Capitalized" Under
                                                           For Capital        Prompt Corrective
                                       Actual           Adequacy Purposes     Action Provisions
                                       ------           -----------------     -----------------
                                   Amount     Ratio     Amount     Ratio     Amount       Ratio
                                   ------     -----     ------     -----     ------       -----
Total Risk-Based Capital
     (to Risk-Weighted Assets)     $10,467     14.65%   $5,716     8.00%     $7,146       10.00%

Tier I Capital
     (to Risk-Weighted Assets)       9,635     13.48%    4,126     4.00%      6,189        6.00%

Tier I Capital
     (to Average Total Assets)       9,635      9.34%    3,095     3.00%      5,158        5.00%


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

                                 For the Quarter Ended September 30, 2000
                                 ----------------------------------------
                                 Income           Shares            Per Share
                                 (Numerator)      (Denominator)     Amount
                                 -----------      -------------     ------

Basic EPS
  Income available to
  common shareholders            189,188          588,187           $0.32

Effect of dilutive securities:
                                 None             None

Diluted EPS
  Income available to
  common shareholders +
  assumed conversions            189,188          588,187           $0.32

                                 For the Quarter Ended September 30, 1999
                                 ----------------------------------------
                                 Income           Shares            Per Share
                                 (Numerator)      (Denominator)     Amount
                                 -----------      -------------     ------

Basic EPS
  Income available to
  common shareholders            189,981          576,566           $0.33

Effect of dilutive securities:
                                 None             None

  Income available to
  common shareholders +
  assumed conversions            189,981          576,566           $0.33

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                 For the Nine Months Ended September 30, 2000
                                 --------------------------------------------
                                 Income           Shares            Per Share
                                 (Numerator)      (Denominator)     Amount
                                 -----------      -------------     ------
Basic EPS
  Income available to
  common shareholders            551,623          584,349           $0.94

Effect of dilutive securities:

                                 None             None
Diluted EPS
  Income available to
  common shareholders +
  assumed conversions            551,623          584,349           $0.94

                                 For the Nine Months Ended September 30, 1999
                                 --------------------------------------------

                                 Income           Shares            Per Share
                                 (Numerator)      (Denominator)     Amount
                                 -----------      -------------     ------

Basic EPS
  Income available to
  common shareholders            457,718          577,865           $0.79

Effect of dilutive securities:
                                 None             None
  Income available to
  common shareholders +
  assumed conversions            457,718          577,865           $0.79


NOTE 6.     RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                           EXCHANGE BANCSHARES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

----------------------------------------------------------------------------

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and nine month periods ended September 30, 2000 and 1999.

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


Changes in Financial Condition

     At September 30, 2000, the consolidated assets of the Company totaled $104.4 million, an increase of $5.8 million, or 5.88%, from $98.6 million at December 31, 1999. There has been some reallocation of funds from the investment portfolio to the higher yielding loan portfolio during the nine months ended September 30, 2000. The deposit portfolio increased by $4.7, or 5.68%, from $83.5 million at December 31, 1999.

     Net loans receivable increased by $7.7 million, or 10.82%, to $79.5 million at September 30, 2000, compared to $70.9 million at December 31, 1999. The majority of the increase was in the commercial loan portfolio primarily as a result of the previously mentioned bank acquisition and the resulting staff changes. The other loan portfolios remained relatively constant with the new loan demand generally equaling.

     Investment securities decreased a net of $1.7 million, or 10.05% from $17.1 million at December 31, 1999, to $15.4 million at September 30, 2000. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning real estate and commercial loan production as a part of the Company's on going strategy to expand their loan product base.

     Excess funds are temporarily invested in federal funds, which increased from $1.4 million at December 31, 1999, to $1.7 million at September 30, 2000. These funds were realized from the increase in deposits.

     Deposit liabilities increased $4.7 million, or 5.68%, during the nine months ended September 30, 2000. Noninterest bearing deposits increased $343,000, or 3.58%, while interest-bearing deposits increased $4.4 million, or 5.98%, during the period. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

     Total shareholders' equity increased $543,000, or 5.86%, from $9.3 million at December 31, 1999, to $9.8 million at September 30, 2000. This increase was primarily the result of $552,000 in earnings for the first nine months in fiscal 2000, the sale of $54,000 in additional common shares through the Dividend Reinvestment Plan and an increase in accumulated comprehensive income (unrealized gains on securities available-for-sale) of 53,000. These increases were partially offset by the payment of cash dividends of $115,000.

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

     Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of 1. Total risk-based capital, 2. Tier I capital to risk-weighted assets (as defined by the regulations), and 3. Tier I capital to average assets (as defined). Management believes, as of September 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At September 30, 2000, Exchange Bancshares had no material commitments for capital expenditures.


Results of Operations

Comparison of Three months Ended September 30, 2000 and 1999

      General. Net income decreased for the three months ended September 30, 2000, to $189,000, as compared to the three months ended September 30, 1999, $190,000, a decrease of $1,000, or 0.53%. This decrease was primarily attributed to the increase in non-interest expense and a decrease in other non-interest income, the majority of which were directly related to the continued growth in the loan portfolio. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

     Interest Income. Average earning assets have increased during the third quarter of 2000 which contributed to an increase in interest income of $365,000, or 20.33%, for the three months ended September 30, 2000, compared to same three month period in 1999. The increase was attributed to the additional $389,000 income from lending activities. The increase was offset by decreases in interest income of $20,000 from investment securities and $5,000 from federal funds sold. The overall yield on average interest-earning assets increased 13 basis points, or 0.13%, during the third quarter of fiscal 2000 as compared to 1999, from 8.41% to 8.54%.


     Interest Expense. Interest expense on deposit liabilities increased $123,000, or 15.67%, for the three months ended September 30, 2000 as compared to the same period in 1999. Average interest-bearing deposits increased by $2.3 million comparing three month period ended September 30, 2000 to September 30, 1999, and the average interest paid on interest-bearing deposits increased by 49 basis points from 4.20% for the three months ended September 30, 1999, to 4.69% for the same period ended September 30, 2000. The FHLB advance interest expense during the three-month period ended September 30, 2000 increased by $106,000 in 2000 compared to the same three-month period in 1999.

The Bank has had to rely more heavily on advances from the FHLB as an alternate source of funding the increases in commercial and real estate loans. Approximately two-thirds of the additional $123,000 interest expense, or $80,000, is attributable to the increases in deposit yields whereas, the remaining $23,000 is attributable to increases in average deposit account balances. This seems to be the general trend throughout the financial institution industry as a whole.

      Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $66,000 during the three months ended September 30, 2000, compared to no provisions and net charge-offs of $9,000 during the three months ended September 30, 1999. Provisions for possible loan losses are based upon management's assessment of the results obtained from the ongoing loan review process asecured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

     Non-Interest Income. Non-interest income decreased $46,000, or 29.30, to $111,000 for the three months ended September 30, 2000, from $157,000 for the three months ended September 30, 1999. Service charges on deposit accounts increased $3,000_ while other income, primarily commissions and fees associated with the sale of alternative investment products, decreased by $49,000.

    Non-Interest Expense. Non-interest expense increased $88,000, or 9.91%, to $976,000 for the three months ended September 30, 2000, from $888,000 in the comparable period in 1999. Of this increase, $68,000 was attributable to an increase in salaries and employee benefits, $15,000 in examination and accounting fees and $9,000 in occupancy and equipment expense. Other miscellaneous operating expenses decreased $12,000 during the third quarter 2000 as compared to the same period in 1999. Generally speaking, the majority of the other operating expenses remained relativity constant either increasing or decreasing slightly from period to period.

     Income Taxes. The provision for income taxes increased $3,000 for the three months ended September 30, 2000, compared with the prior year, primarily as a result of increased taxable income for the quarter.


Comparison of Nine months Ended September 30, 2000 and 1999

     General. Net income increased for the nine months ended September 30, 2000, to $552,000, as compared to the nine months ended September 30, 1999, $458,000, an increase of $94,000, or 20.92%. This increase was primarily attributed to the increases in the net interest income while the various operating expenses remained relatively constant from year to year. The additional expenses related to the acquisition and operation of the offices associated with the Towne Bank acquisition are no longer having a significant negative effect on the overall profitability of the Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense".

    Interest Income. Average earning assets have continued to increase during the nine months of 2000 which has contributed to an increase in interest income of $835,000, or 15.73%, for the nine months ended September 30, 2000, compared to 1999. The increase was attributed to the additional loan income of $962,000 resulting from an increase in loans receivable which were offset by decreases in investment income of $76,000 and a decrease of $51,000 federal funds sold income. This is a direct result of reallocating resources to the loan portfolio in an effort to increase income and satisfy the increased demand for commercial and real estate credit.

    Interest Expense. Interest expense on deposit liabilities increased $186,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. Average interest-bearing deposits increased by $341,000 during the nine-month period ended September 30, 2000 as compared to the same period in 1999. The average yield on interest-bearing deposits also increased during 2000 by 38 basis point from 4.27% for the period ended September 30, 1999, to 4.65% for the same period in 2000. The interest expense associated with the FHLB advances increased during the nine-month period ended September 30, 2000, as a result of the increased utilization of advances as an alternative funding source for loans became more prevalent. The interest expense associated with the FHLB advances increased by $261,000 to $270,000 for the nine-months ended September 30, 2000.

    Provision for Loan Losses. There were no provisions for loan losses and there were net charge-offs of $176,000 during the nine months ended September 30, 2000, compared to no provisions and net charge-offs of $348,000 during the nine months ended September 30, 1999. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

    Non-Interest Income. Non-interest income decreased $120,000, or 25.45%, to $352,000 for the nine months ended September 30, 2000, from $472,000 for the nine months ended September 30, 1999. Service charges on deposit accounts increased slightly, or $5,000, while other income (primarily miscellaneous fee income from Fintegra) decreased by $125,000.

    Non-Interest Expense. Non-interest expense increased $127,000, or 4.60%, to $2.9 million for the nine months ended September 30, 2000, from $2.8 million in the comparable period in 1999. Of this increase, $144,000 was attributable to an increase in compensation and benefit expense in 2000, reflecting normal salary and benefit adjustments as well as additional staffing. The increase of $11,000 in data processing is primarily attributable to computer system enhancements and increased volume or usage. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses decreasing slightly over the levels experienced during the same nine month period in 1999. The significant decrease in other expense, $49,000, was primarily a result of the additional expenses incurred as a result of the ongoing legal, consulting and accounting fees, and the data processing services associated with the 1998 bank acquisition.

    Income Taxes. The provision for income taxes increased $46,000 for the nine months ended September 30, 2000, compared with the prior year, primarily as a result of higher taxable income for the nine-month period.

                           EXCHANGE BANCSHARES, INC.

                          PART II - OTHER INFORMATION
-----------------------------------------------------------------------------


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

             Not Applicable


ITEM 5 -     OTHER INFORMATION

             Not Applicable


ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibit 27: Financial Data Schedule

             b. No report on Form 8-K was filed during the quarter ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EXCHANGE BANCSHARES, INC.


November 14, 2000                            /s/ Marion Layman
-----------------                            -----------------------------------
Date                                         Marion Layman
                                             Chairman, President,
                                             and Chief Executive Officer


November 14, 2000                            /s/ Marion Layman
-----------------                            -----------------------------------
Date                                         Marion Layman
                                             Principal Accounting
                                             and Financial Officer





1