Form 10KSB
period 2000-12-31
EXCHANGE BANCSHARES INC
filed 2001-04-02
CIK 720912

- -1-

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                        Commission File Number  33-54566
                              _____________________

                            EXCHANGE BANCSHARES, INC.
                 (name of small business issuer in its charter)

                 Ohio                           34-1721453
                 ----                           ----------
     (State  or  other  Jurisdiction            (IRS  Employer
     of  incorporation  or  organization)       Identification  Number)

                  237 Main Street, Box 177, Luckey, Ohio 43443
             (Address of principal executive offices)    (Zip code)

                    Issuer's telephone number  (419) 833-3401
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

      State issuer's revenues for the most recent fiscal year.  $8,803,692

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices if such stock, as of a specified date within the past 60 days: As of March 16, 2001, 585,503 common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $9,938,872 based upon the trading price of $19.75 per share.

     DOCUMENTS  INCORPORATED  BY  REFERENCES

     The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Exchange Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

     1.   Information  Regarding  Nominees  and  Continuing  Directors
2.   Summary  Compensation  Table
3.   Indebtedness  of  and  Transactions  with  Officers  and  Directors

     Transitional  Small  Business  Disclosure  Format     YES  ___  NO  _X_

                                     PART I
ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS

     Exchange Bancshares, Inc. (the "Bancorp") was organized as an Ohio corporation and incorporated by directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992 at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Bancorp acquired the Bank effective January 1, 1994. The Bancorp has authorized 750,000 common shares, par value $5.00 per share of which 585,503 are currently outstanding.

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

FORWARD-LOOKING  STATEMENTS

     When used in this Form 10-KSB, the words or phrases will likely result, are expected to, will continue, is anticipated, estimated, projected, or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Bank s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Bancorp s financial performance and could cause the Bancorp s actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.2 hereto Safe Harbor Under the Private Securities Litigation Reform Act of 1995, which is incorporated herein by reference.

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Bancorp's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and the Bancorp's primary market area.

     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2000.

2. Comparison of Results of Operations for the Fiscal Years Ended December 31, 2000 and 1999 -"Provision for Loan Losses". Management's statements regarding the adequacy of the allowance for loan losses at December 31, 2000.

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

EMPLOYEES

     As of December 31, 2000, the Bank had 53 full and 14 part-time employees. Personnel costs incurred by the Bancorp are reimbursed to the Bank.

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

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 2000 and December 31, 1999 the legal lending limits were approximately $1,607,550 and $1,526,254 respectively. As of December 31, 2000 and 1999, no loans were over the legal lending limit.


ITEM  2.  PROPERTIES

     The Bank's principal office is located at 235 Main Street, Luckey, Ohio 43443. The Bank s four branches are located at 311 North Main Street, Walbridge, Ohio 43465, 940 Clarion Avenue, Holland, Ohio 43528, 610 East South Boundary Street, Perrysburg, Ohio 43551, and 6401 Monroe Street, Sylvania, Ohio 43560. The Bank owns all of the above properties. The Bancorp operates out of the Bank's main office although it has a separate mailing address. The Bancorp reimburses the Bank for the fair value of the space occupied.

ITEM  3.  LEGAL  PROCEEDINGS

     In June 1998, The Exchange Bank merged with Towne Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996 between Towne Bancorp, Inc., Towne Bank and Norman J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the Agreement ). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of the Bancorp or Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1)Joseph Gomez and Read Backus, et al. vs. Towne Bancorp, Inc. et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (2)Anne Stahl Crowley, Trustee, et al. vs. Huntington Trust Co. N.A., et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7575. Mr. Rood has hired legal counsel and has made demand that Towne Bancorp, Inc. and The Exchange Bank indemnify him under the Agreement for expenses and attorney fees as provided for in the Agreement. Mr. Rood s attorneys have agreed to provide The Exchange Bank with regular status reports regarding the litigation and have estimated that the total expenses of the defense could exceed $75,000. In February 1999, Mr. Rood was dismissed from these lawsuits, but there can be no assurance that he will not be adjoined. In the event The Exchange Bank would be liable for the full expenses associated with Mr. Rood s defense and/or liability, The Exchange Bank would look to Towne Bancorp, Inc. and Towne Bank s directors and officers insurance policy for contribution. There is no assurance, however, that Towne Bancorp, Inc. will have the funds to make the appropriate contribution or that the insurer will pay their claim.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     At December 31, 2000, the Corporation had approximately 809 shareholders of record. The McDonald & Company, broker-dealer, makes a limited over-the-counter market in shares of Corporation Common Stock. In addition, there have been a limited number of private transactions known to the management of the Corporation. Based solely on information made available to the Corporation from First Scioto Company and from a limited number of buyers and sellers, shares of the Corporation Common Stock that have been traded in private transactions since January 1, 1996 were traded at a high of $25.88 and a low of $12.71. There are no plans to list the shares of the Corporation Common Stock on any stock exchange.

     Through 2000, McDonald & Company and Sweney Cartwright & Co. offered to purchase shares of stock of the Corporation at prices ranging from $18.25 to $24.41 per share, and was offering to sell such shares at prices ranging $18.25 to $24.76 per share. The offer to purchase shares, in some instances was conditional upon their ability to sell the shares at a predetermined price. In addition to shares traded through McDonald & Company and Sweney Cartwright & Co. there have been a limited number of private transactions known to the Management of the Corporation.

     Effective January 1, 1994, the Corporation acquired the Bank and shareholders of the Bank exchanged one share of Bank stock for four shares of the Corporation. In 2000 the Corporation declared cash dividends of $.20 per share payable on June 15, 2000 to shareholders of record on June 1, 2000 and a cash dividend of $.30 per share payable on December 15, 2000 to shareholders of record on December 1, 2000. The Corporation also declared a five percent stock dividend to shareholders of record on June 2, 2000 payable on June 15, 2000. In 1999 the Corporation declared cash dividends of $.18 per share payable on June 18, 1999 to shareholders of record on May 28, 1999 and a cash dividend of $.29 per share payable on December 20, 1999 to shareholders of record on November 30, 1999. The Corporation also declared a five percent stock dividend to shareholders of record on May 29, 1999 payable on June 18, 1999. In 1998 the Corporation declared cash dividends of $.17 per share payable on June 15, 1998 to shareholders of record on May 30, 1998 and a cash dividend of $.28 per share payable on December 18, 1998 to shareholders of record on December 4, 1998. The Corporation also declared a five percent stock dividend to shareholders of record on May 31, 1998 payable on June 15, 1998.






                   March 31, 2000    June 30, 2000    September 30, 2000    December 31, 2000
                   --------------    -------------    ------------------    -----------------
High               $       24.762    $      25.000    $           26.000    $          24.250
Low                $       23.571    $      22.625    $           26.000    $          19.500
Dividend Declared  $         0.00    $        0.19    $             0.00    $            0.30
Stock Dividend                                   5%

                   March 31, 1999    June 30, 1999    September 30, 1999    December 31, 1999
                   --------------    -------------    ------------------    -----------------
High               $        23.333   $      23.333    $           21.429    $          24.643
Low                $        21.429   $      22.381    $           20.476    $          22.381
Dividend Declared  $          0.00   $        0.18    $             0.00    $            0.29
Stock Dividend                                   5%

                   March 31, 1998    June 30, 1998    September 30, 1998    December 31, 1998
                   --------------    -------------    ------------------    -----------------
High               $       16.798    $      19.954    $           20.752    $          21.315
Low                $       15.719    $      16.372    $           19.500    $          19.846
Dividend Declared  $         0.00    $        0.17    $             0.00    $            0.28
Stock Dividend                                   5%


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Exchange Bancshares, Inc., (the "Bancorp") was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The Bancorp acquired the Bank on January 1, 1994, and as of December 31, 2000 had combined assets of $103 million, $79 million in net loans, and $90 million in deposits. The Bank through its three commercial banking offices located in Wood County, Ohio, and two Lucas County offices, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC ). The Bank is a member of the Federal Reserve System. Selected financial data on the Bancorp's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9SP). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, Luckey, Ohio, which accounts for substantially all of the Bancorp's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles ( GAAP ). The Board of Directors engaged Dixon, Francis, Davis and Company, independent auditors, to audit the financial statements, and their report is included on page 22 of this report. To assist in understanding and evaluating major changes in the Bancorp's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 2000 results of operations.

I  -  FINANCIAL  CONDITION

     LOAN PORTFOLIO. Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 2000. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of northwestern Ohio. At December 31, 2000, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

     Average loans increased 15.69% in 2000 to represent 81.22% of average earning assets compared to 75.89% in 1999 and 69.43% in 1998. Year-end total real estate loans of $57,933,000 represented approximately 79.27% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 72.74% at December 31, 1994 to 81.13% at December 31, 1998, decreasing slightly to 79.27% at December 31, 2000. Installment loans to individuals continued to increase moderately to 16.31% of loans outstanding at December 31, 2000 continuing the trend begun in 1997. Prior to 1997 the installment loan portfolio had been declining steadily since 1993 when they comprised 16.60% of total loan portfolio. The dollar amounts of commercial loans (including tax-exempt loans) decreased in 2000 to 3.39% of the total loans outstanding primarily as a result of the general decrease in demand loans. The increase experienced in 1998 was due to the acquisition of the Towne Bank related loans. Prior to 1998 the commercial loan portfolio had remained constant, however, their relative portion of the loan portfolio had decreased from 6.38% at December 31, 1994 to 4.94% at December 31, 1997. The dollar amount of agricultural loans outstanding at December 31, 2000 represented 1.03% of the total loans outstanding. Agricultural loans outstanding have remained relatively constant over the last four years while the relative portion of total loans has continued to decline. The table entitled Loan Information provides a five-year summary of the loan history.



Exchange  Bancshares,  Inc.  and  Subsidiary
Loan  Information


In thousands, except ratios                                       2000      1999      1998      1997      1996      1995
                                                                --------  --------  --------  --------  --------  --------
Loans at December 31,
Commercial                                                      $ 2,544   $ 3,053   $ 2,880   $   955   $   783   $   851
Agricultural                                                        816       806       880       709       802       943
Real estate
Secured by 1-4 family residential properties                     37,854    37,333    31,813    24,353    20,826    19,037
Secured by other properties                                      24,990    20,600    19,199    13,170    11,449    10,637
Consumer                                                         12,928    10,008     7,115     6,322     6,067     6,132
Tax-exempt                                                          140       150       983     1,360     1,533       798
All other                                                             7         5         4         3        11         4
                                                                --------  --------  --------  --------  --------  --------
Total                                                           $79,279   $71,955   $62,874   $46,872   $41,471   $38,402
                                                                ========  ========  ========  ========  ========  ========

Allowance for Loan Losses
Balance at beginning of year                                    $ 1,008   $ 1,542   $   624   $   508   $   483   $   465
Allowance related to acquired loans                                   0         0       961         0         0         0
Provision for loan losses                                            75         0         0         0        75       120
Charge-offs
Commercial and agricultural                                         240       460         0         0         0       106
Consumer                                                             49        54        88        38        48        24
Credit Card                                                         118        80        37        31        20         6
Real estate                                                           0         0         0         0         0         0
                                                                --------  --------  --------  --------  --------  --------
Total charge-offs                                                   407       594       125        69        68       136
                                                                --------  --------  --------  --------  --------  --------
Recoveries
Commercial and agricultural                                          66         1        60       156         0        25
Consumer                                                             11        21        19        25        13         7
Credit card                                                           1        21         1         2         3         1
Real estate                                                           2        17         2         2         2         1
                                                                --------  --------  --------  --------  --------  --------
Total recoveries                                                     80        60        82       185        18        34
                                                                --------  --------  --------  --------  --------  --------
Net charge-offs                                                     327       534        43      (116)       50       102
                                                                --------  --------  --------  --------  --------  --------
Balance at end of year                                          $   756   $ 1,008   $ 1,542   $   624   $   508   $   483
                                                                ========  ========  ========  ========  ========  ========

Allocation of Allowance for Loan Losses
Commercial                                                      $   172   $   471   $ 1,001   $   157   $   183   $   236
Consumer                                                            104       145        84        72        68        54
Real estate                                                           6       173       160       161       159        62
Unallocated                                                         474       219       298       234        98       131
                                                                --------  --------  --------  --------  --------  --------
Total                                                           $   756   $ 1,008   $ 1,543   $   624   $   508   $   483
                                                                ========  ========  ========  ========  ========  ========

Credit Quality Ratios
Net charge-offs as a percentage of average loans                   0.42%     0.79%     0.08%   (0.26)%     0.13%     0.27%
Allowance for loan losses to:
total loans at year end                                            0.95%     1.40%     2.45%    1.33 %     1.22%     1.26%

Net charge-offs as a percentage of allowance for   loan losses    43.25%    52.98%    35.86%   (5.38)%    10.16%     4.74%
Provision for loan losses to average loans                         0.10%     0.00%     0.00%    0.00 %     0.19%     0.32%
Earnings coverage of net charge-offs                            $  2.10   $  1.73   $ 21.09  $(10.39)   $ 23.00   $  9.80


     In addition to the loans reported in the Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $9.4 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note J of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

     NON-PERFORMING ASSETS. The Table entitled Non-performing Assets and 90-Day Past Due Loans provides a six-year summary of nonperforming assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan foreclosure.

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

     A loan is considered restructured or renegotiated when either the rate is reduced below current market rates for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Properties obtained from foreclosing on loans secured by real estate are adjusted to market value prior to being capitalized in an account entitled "Other Real Estate held for resale. Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property.

     Loans accounted for on a non-accrual basis at December 1, 2000 were $357,000 as compared to $10,000 as of year end 1999. Nonperforming assets at December 31, 2000 totaled $552,000 or 0.54% of total assets. This represents an increase of $468,000 or 557.14% from December 31, 1999. The large fluctuation in nonperforming assets is attributable primarily to the assets acquired as a result of the merger with Towne Bank. Management has continued to monitor these assets and strengthen the Bank s position whenever possible.


EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
NON-PERFORMING  ASSETS  AND  90-DAY  PAST  DUE  LOANS


In thousands, except per share amounts                       2000   1999   1998   1997   1996   1995   1994
                                                             -----  -----  -----  -----  -----  -----  -----
At December 31,
Non-accrual loans                                            $ 357  $  10  $ 399  $  75  $ 196  $ 336  $  25
Restructured loans                                               0      0      0      0      0      0      0
                                                             -----  -----  -----  -----  -----  -----  -----
Total non-accrual and restructured loans                       357     10    399     75    196    336     25
Other real estate owned                                          0      0      0      0      0      0     26
                                                             -----  -----  -----  -----  -----  -----  -----
Total non-performing assets                                    357     10    399     75    196    336     51
Loans past due 90-days or more*                                195     74    115     10    125     57    162
                                                             -----  -----  -----  -----  -----  -----  -----
  Total non-performing assets and 90-day past due loans      $ 552  $  84  $ 514  $  85  $ 321  $ 393  $ 213
                                                             =====  =====  =====  =====  =====  =====  =====


Impaired loans                                               $  80  $  67  $ 720  $  17  $  23  $   0  N/A
                                                             =====  =====  =====  =====  =====  =====

*Excludes non-accrual and restructured loans


     ANALYSIS OF THE ALLOWANCE/PROVISION FOR LOAN LOSS. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See the table entitle Loan Information for a six-year summary.

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

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 52.98% of the reserve while the installment (consumer) and real estate loans would require 47.02% and 0.00%, respectively. Currently, the allowance for loan losses has been allocated based upon the results of the loan reviews and management s assessment of the overall portfolio and other factors as follows; commercial loans 22.75%, real estate loans 0.79% and consumer loans 13.76%. The remaining 62.70% of the allowance is currently unallocated . The losses experienced, combined with the type and market value of the collateral securing the various loans within the portfolio, is the primary reason for the percentage allocation of the allowance to the individual loan types.

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 2000. The Bank has no exposure from troubled debts to lesser-developed countries or from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio decreased to 1.19% in 2000 from 2.18% and 2.05% in 1999 and 1998, respectively. The allowance for loan losses to loan balances outstanding at year-end was 0.95%, 1.40% and 2.45% for years 2000, 1999 and 1998, respectively.

     The Bank experienced net charge-offs in 2000 of $327,000 as compared to net charge-offs in $534,000 in 1999. The average net charge-offs for the preceding three years were $23,000. The 1997 net recovery position is primarily attributed to a single borrower. Net charge-offs in 1996 decreased to $50,000 from $102,000 in 1995. The yearly average net charge-offs for the last five-year period (1995-1999) were $123,000. Based upon the ongoing assessment of the quality of the loan portfolio and local economic trends management felt it was necessary to reinitiate the periodic provisions for possible loan losses.

     The absence of a provision for loan losses in 1999 was due to the $961,000 allowance for possible loan losses associated with the merger of Towne Bank in 1998 as well as, the over-all quality of the loan portfolio and management s assessment of the local economic conditions. The decrease in the provision for the allowance for loan loss in 1997 and prior years is attributed to efforts by Management (in 1995) to strengthen loan administration, underwriting guidelines, and collection policies and procedures coupled with the increase in the amount of credits granted. It should be noted that as the Bank's loan portfolio experiences growth, there would normally be an increase in credit losses. However, it is Management's intention to minimize such losses through prompt loan collection efforts and the credit review process.

     INVESTMENTS. Investments represent the second largest use of financial resources. The investment portfolio, shown in the table Other Balance Sheet Data - Maturity of Investment Securities , includes United States Treasury and Federal agency securities, state and municipal obligations, mortgage-backed securities, other securities consisting of collateralized mortgage obligations ( CMO s ), corporate debt securities and equity securities of the Federal Reserve Bank of Cleveland (the "FRB"), Federal Home Loan Bank of Cincinnati (the "FHLB") and Great Lakes Bankers Bank.

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

     In  May  1993  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. At December 31, 2000 and 1999 the Bancorp's shareholders'
 equity contained $81,000 and $(89,000), respectively, in unrealized gains and losses on securities available-for-sale.

     Investment securities at year-end 2000 decreased $1.7 million or 9.96% from year-end 1999 while federal funds sold increased $253,000 from 1999 or 17.64%. Because the funding needs of the Bank's loan portfolio increased at a greater rate than the deposits of the Bank, it was necessary to reallocate funds from investment activities. Management maintains federal funds sold balances consistently at levels that will cover short-term liquidity needs of the Bank.

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

     DEPOSITS. The Consolidated Average Balance Sheet and Related Yields and Rates table highlights average deposits and interest rates during the last three years. Average deposits have increased in 2000, by approximately $2.0 million, or 2.38% from 1999 which had also increased from 1998, by approximately $9.2 million, or 12.30%. The average cost of funds for the Bank was approximately 4.74% for the year ended December 31, 2000 compared to 4.22% and 4.43% for 1999 and 1998, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. The Bank experienced decreases in the average balances of all deposit categories during 2000 except time deposits. The shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts seems to have rekindled as evidenced by the composition of the deposit portfolios as of year-end 2000 compared to year-end 1999. As a result the Bank's cost of funds has increased as the older lower yielding deposits repriced to current market interest rates. Management is continually monitoring the local market and responds to competitive pressures by pricing the Bank's loan products and managing the investable funds. As a result, the net interest margin has increased 7 basis points since December 31, 1999.

     SHAREHOLDERS' EQUITY. Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Six-Year Consolidated Financial Summary table, reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 9.2% for the past six years. It should be noted that this ratio decreased by 27 basis points in 2000 to 9.27% which is still excess of the regulatory minimum capital requirements. The decrease resulted primarily the declaration of $285,000 in cash dividends coupled with the $4.6 million growth in total assets. It should also be noted that the return on average assets remained at $0.68 in 2000 as it was in 1999.

     The yield (interest expense) on interest-costing liabilities increased less rapidly than the yield (interest income) on interest- earning assets, resulting in an increase in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.19%, 2.18% and 2.05% for years 2000, 1999, and 1998, respectively.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2000, the Bank's risk-based capital ratio for Tier I and Tier II capital was 13.50% and 14.57% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The
Risk-Based Capital table contains a summary of both the Bank's risk-based capital and leverage components and ratios.

II - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000
     AND  1999

     GENERAL. The Bancorp had consolidated net income of $686,0000 or $1.18 basic earnings per share, for the year ended December 31, 2000 as compared to $643,000 or $1.12 basic earnings per share for 1999 and $623,000 or $1.09 basic earnings per share for 1998. Return on average assets ratio (ROAA) was 0.68%, 0.68% and 0.80% in 2000, 1999, and 1998, respectively.

     NET INTEREST INCOME. Net interest income, the income received on investments in loans, securities, due from banks, and federal funds less interest paid to depository and short-term creditors to fund these investments is the Bank's primary source of revenue. The following discussion and analysis of the Bank's net interest income is based primarily on the tables entitled "Consolidated Average Balances Sheets and Related Yields and Rates , "Income Statement Data - Changes in Tax Equivalent Income , and "Interest Sensitive Assets and Liabilities" for all years presented using the Federal statutory rate of 34%. These tables have been prepared on a tax-equivalent basis. The stated (pre-tax) yield on tax-exempt loans and securities are lower than the yield on taxable assets of similar risk and maturity. The average balances were calculated on a monthly basis.




                                            Exchange Bancshares, Inc. and Subsidiary

                                Consolidated Average Balance Sheets and Related Yields and Rates*


                                               2000                             1999                             1998
                                             ---------                       ---------                        ---------

                                            Interest    Average              Interest    Average              Interest    Average
                                  Average    Income/    Yields/    Average    Income/    Yields/    Average    Income/    Yields/
In thousands, except ratios       Balance    Expense     Rates     Balance    Expense     Rates     Balance    Expense     Rates
- ---------------------------       --------  --------   --------    -------   --------   --------    -------   --------    --------

Assets
Cash and due from banks          $  1,387                         $  1,501                         $  2,618
Interest bearing deposits in banks     21   $    2      9.52%           17   $    1      4.58%           35    $    2      5.71%
Federal funds sold                  1,987      125      6.29         3,408      167      4.92         6,612       358      5.41
Investment securities
   Taxable debt securities         14,955      887      5.93        16,717      969      5.79        16,402       988      6.02
   Tax-exempt debt securities(1)      264       20      7.58           435       30      6.83           735        52      7.07
   Equity securities                  575       33      5.74           575       35      6.16           455        32      7.03
                                 --------  -------     ------     --------   ------     ------     --------    ------     ------
      Total Investment securitie   15,794      940      5.95        17,727    1,034      5.83        17,592     1,072      6.09
Loans
   Real Estate                     32,168    2,810      8.74        31,491    2,630      8.35        28,413     2,499      8.80
   Consumer                        12,635    1,367     10.82         8,149      951     11.67         6,772       847     12.51
   Commercial                      32,209    3,089      9.59        26,930    2,452      9.04        19,874     1,840      9.26
                                  -------   ------                 -------   ------                 -------    ------
   Total loans                     77,012    7,266      9.43        66,570    6,033      9.02        55,059     5,186      9.42

   Total earning assets            94,814    8,333      8.79        87,722    7,235      8.25        79,298     6,618      8.35
                                            ------                           ------                            ------
Allowance for loan losses            (917)                          (1,451)                          (1,130)
Other assets                         6,221                           6,677                            3,459
                                  --------                         --------                         -------
      Total assets                $101,505                         $94,449                          $84,245
                                  ========                         =======                          =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits      $  9,969                         $ 9,423                          $ 8,337
Interest-bearing deposits
   NOW accounts                      13,477      484      3.59        13,766      461      3.35       10,644     377      3.54
   Money market accounts              1,384       35      2.53         1,785       45      2.54      1,619        44      2.72
   Savings accounts                  15,584      379      2.43        16,148      391      2.42     15,334       391      2.55
   Time deposits                     49,995    2,626      5.25        43,275    2,254      5.21     39,035     2,134      5.47
                                  --------- ------                 -------   ------              -------     -----
      Total interest-bearing
         deposits                    76,440    3,524      4.61        74,974    3,151      4.20     66,632     2,946      4.42
Borrowed funds                        5,392      354      6.57           612       36      5.92        183        12      6.56
                                    -------   ------                 -------   ------              -------     -----
   Total interest-bearing
      liabilities                    81,832    3,878      4.74        75,586    3,187      4.22     66,815     2,958      4.43
                                              ------                           ------                          -----
Other liabilities                       290                              424                           321
Shareholders' equity                  9,414                            9,016                         8,772
                                    -------                          -------                       -------
   Total liabilities and           $101,505                         $ 94,449                      $ 84,245
      shareholders' equity         ========                         ========                      ========

   Net interest income (1)                    $4,455                           $4,048                         $3,660
                                              ======                           ======                         ======
   Yield spread                                           4.05%                            4.03%                          3.92%
   Net interest income to earnings assets                 4.69%                            4.62%                          4.62%
   Interest-bearing liabilities to
      earning assets                                     86.31%                           84.26%                         84.26%

(1)  tax-equivalent basis


Exchange  Bancshares,  Inc.  and  Subsidiary
Income  Statement  Data


                                                            2000 Over 1999                       1999 Over 1998
                                                           ----------------                     ----------------
                                                                Yield/                                Yield/
In Thousands                                         Volume      Rate       Total          Volume      Rate      Total
Changes in Tax Equivalent Interest Income *

Interest income
Interest-bearing deposits in banks                  $     0    $     1     $     1        $    (1)   $     0    $    (1)
Federal funds sold                                      (89)        47         (42)          (163)       (28)      (191)
Investment securities                                  (114)        20         (94)             8        (46)       (38)
Loans                                                   931        302       1,233          1,098       (251)       847
                                                    -------    -------     -------        -------    -------    -------
     Total                                              728        370       1,098            942       (325)       617
                                                    -------    -------     -------        -------    -------    -------


Interest expense
Interest-bearing deposits                                67        306         373            254        (49)       205
Borrowed funds                                          286         32         318             32         (8)        24
                                                    -------    -------     -------        -------     ------    -------
Total                                                   353        338         691            286        (57)       229
                                                    -------    -------     -------        -------     ------    -------

Net interest income                                 $   375    $    32     $   407        $   656     $ (268)   $   388
                                                    =======    =======     =======        =======     ======    =======


*Changes in the average balance/rate are allocated entirely to the yield/rate changes

                                  Analysis of Selected Non-Interest Expense
In Thousands, except ratios
                                                      2000%    % Change     1999    % Change     1998
Salaries and benefits
Salaries                                             $1,556      6.65%     $1,459    30.73%     $1,116
Benefits                                                339     18.53         286    12.60         254
                                                     ------     ------     ------   -------     ------
Total                                                $1,895      8.60%     $1,745    27.37%     $1,370
                                                     ======     ======     ======   =======     ======

Occupancy and equipment
Depreciation                                         $  311     (1.27)%    $  315    45.83%     $1,116
Maintenance and repairs                                 183     27.08         144    (1.37)        146
Real estate taxes                                        58     70.59          34    17.24          29
Insurance                                                18     (5.25)         19    11.76          17
Utilities                                                64     (9.86)         71    39.22          51
                                                     ------     ------     ------   -------     ------
Total                                                $  634      8.75%     $  583    27.02%     $  459
                                                     ======     ======     ======   =======     ======

Other expenses
Advertising                                          $   98    (23.44)%    $  128   236.84%     $   38
Dues and subscriptions                                   19     (5.00)         20    11.11          18
Telephone                                                70     12.90          62    29.17          48
Organizational costs                                      0         0           0  (100.00)         13
Insurance                                                14    (54.84)         31    55.00          20
Loan                                                     23     21.05          19   (13.64)         22
Education                                                14     39.13          23   130.00          10
Travel and entertainment                                 26     23.81          21    10.53          19
FDIC insurance                                           17     70.00          10    (9.09)         11
Legal                                                    83    (27.19)        114   338.46          26
Overdrafts                                                8    (33.33)         12    (7.69)         13
Other                                                     0   (100.00)         48    50.00          32
                                                     ------    ------      ------  -------      ------

Total                                                $  372    (23.77)%    $  488   80.74%      $  270
                                                     ======     =======    ======   ======      ======

     The net yield on interest-earning assets has increased to 4.69% in 2000 from 4.62% in both 1999 and 1998. Net interest income increased $407,000, or 10.05%, in 2000 and $388,000, or 10.60%, in 1999, while earnings increased
$43,000,  or  6.69%,  in  2000  from  $643,000 in 1999 and increased $20,000, or
3.21%, in 1999 from $623,000 in 1998. The "Income Statement Data - Changes in Tax Equivalent Income" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased by $7,092,000 and average interest-bearing liabilities increased by $6,246,000 in 2000 which resulted in increased earnings of $375,000 (due to volume); while the overall decrease in rates for earning assets did not exceed the overall decrease in rates on interest-bearing liabilities which resulted in a net increase of $32,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to increase interest earnings by $407,000 during 2000.

Net loan income increased $1,233,000 or 20.44% over the prior year primarily as a result of the increased volume and changes in the composition of the portfolio, increased competition from financial and non-financial sources, and Management's strengthening of loan underwriting standards. Average loan yields have increased 41 basis points in 2000 after a 40 basis point decrease in 1999. As of year-end 2000 approximately $35,281,000, or 44.50%, of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

Interest rates on tax-free investment securities have increased 75 basis points in 2000, from an average portfolio yield of 6.83% to 7.58%, and interest rates on equity investment securities have decreased 42 basis points from an average portfolio yield of 6.16% to 5.74%, and interest rates on taxable investment securities increased 14 basis points from an average yield of 5.79% to 5.93%, resulting in a $20,000 increase in taxable income due to rates. Additionally, an $114,000 decrease in income due to the volume, resulted in a net decrease in income of $94,000. Approximately $6,452,000 of securities matured in 2000. Reinvestment yields on approximately $3,000,000 of maturing securities in 2001 will be used to determine appropriate maturities or alternative investments.

Federal funds sold income decreased by $42,000 or 25.15% in 2000 after a $191,000 or 53.35% decrease in 1999. Volume decreased earnings $89,000 and rates increased earnings $47,000 in 2000. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

Interest-bearing deposit expense increased $373,000 or approximately 11.84% in 2000 after a $205,000 or 6.96% increase in 1999. The volume increase caused interest expense to increase $67,000 while changes in rates caused a $306,000 increase in interest expense in 2000. Rates paid on NOW accounts and money market accounts increased 24 and decreased 1 basis points respectively in 2000, compared to an decrease of 19 basis points for NOW accounts and a 18 basis-point decrease for money market accounts in 1999. The yields on savings accounts increased 1 basis point and the yield on time deposits increased 4 basis-points in 2000. Also, competition from non-financial institutions has continued to be a factor, which is causing a shifting of depositors' resources.

In summary, the "Changes in Tax Equivalent Income table discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructuring, in the Bank's interest-earning assets (loans, investments, federal funds and interest-bearing deposits) and the interest-bearing liabilities (NOW, money market, savings, time deposits and borrowed funds) combined with the repricing of each resulted in a slight increase in net interest margins.

The changes in both asset and liability volumes in 2000 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net increase of $407,000 in net interest income. Changes in volume accounted for a $375,000 increase in net interest income, while changes in rates increased net interest income $32,000.

The increases in both asset and liability volumes in 1999 had more of an effect on the net interest margin, $656,000 increase, than the changes in the yields on assets and liabilities, a $268,000 decrease.

OTHER INCOME AND OTHER EXPENSE. Total other income consists of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. The "Other Income and Other Expenses" table contains a summary of these items for the years ended December 31, 2000, 1999, and 1998.

INCOME TAXES. Applicable income taxes of $310,000 in 2000 consist of federal taxes only. For the previous two years the federal tax rate was 34%.

Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($75,000 in 2000, $-0- in 1999 and $-0- in 1998) and the level of tax-exempt income on securities which was $14,000, $22,000, and $39,000 for the three years presented.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. Referring to Interest Rate Sensitivity table, the Bank is in a liability sensitive position up to one year, which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates. In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $30,070,000 of NOW, money market and savings accounts which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

Management utilizes variable rate loans (on a limited basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.




EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
INTEREST  RATE  SENSITIVITY
                                                                      Repricing or Maturing
                                             ----------------------------------------------------------------------


                                                            Over          Over          Over
                                               Within     3 Months       1 Year       3 Years       After
In thousands, except ratios                   3 Months    to 1 Year    to 3 Years    To 5 Years    5 Years    Total
At December 31, 2000
Loans                                        $  20,313   $   10,714   $    11,752   $    18,373   $ 18,127   $ 79,279
Investment securities                            2,085        4,107         8,715           528          0     15,435
Other earning assets                             1,754            0             0             0          0      1,754
Other assets                                         0            0             0             0      6,687      6,687
                                             ----------  -----------  ------------  ------------  ---------  --------
                                             $  24,152   $   14,821   $    20,467   $    18,901   $ 24,814   $103,155
                                             ==========  ===========  ============  ============  =========  ========
Total assets

Noninterest-bearing deposits                 $   9,446   $        0   $         0   $         0   $      0   $  9,446
Interest-bearing deposits                       30,437       32,583        12,491         4,524        627     80,662
Borrowed funds                                       0            0         2,632             0          0      2,632
Other liabilities and equity                         0            0             0             0     10,415     10,415
                                             ----------  -----------  ------------  ------------  ---------  --------

Total liabilities and equity                 $  39,883   $   32,583   $    15,123   $     4,524   $ 11,042   $103,155
                                             ==========  ===========  ============  ============  =========  ========

Gap*                                         $  (6,285)  $  (17,762)  $     5,344   $    14,377   $ 17,500
Cumulative gap                                  (6,285)     (24,047)      (18,703)       (4,326)    13,174

Cumulative gap as a percent of total assets     (6.09)%     (23.31)%      (18.13)%       (4.19)%     12.77%



EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
OTHER  BALANCE  SHEET  DATA
In  thousands,  except  ratios


Maturity of Total Investment Securities (a)                   Carrying Value                                                 Total
                      Within 1 Year        1-5 Years           After 10Years        No Fixed Maturity        Total           Market
                       Amount/Yield       Amount/Yield          Amount/Yield           Amount/Yield         Amount/Yield     Value
                      -------------       ------------        --------------        -----------------       ------------     ------
At December 31, 2000
Investment securities
available-for-sale:
U.S. Treasury        $2,005   6.09%      $2,024   6.13%           $    0            $    0                 $4,029   6.11%   $4,029
Federal agency        2,506   6.29%       7,220   6.53%                0                 0                  9,726   6.47%    9,726
Corporate debt          993   5.69%           0                        0                 0                    993   5.69%      993
Equity                    0                   0                        0               587    5.63%           587   5.63%      587
                     ------              ------                   ------            ------                 ------           -------
Total securities
  available-for-sale  5,504   6.11%       9,244   6.44%                0               587                 15,335   6.29%   15,335
                     ------              ------                  -------            ------                 ------           -------
Investment securities
  Held-to-maturity:
  State municipal, tax-
    exempt (b)          100   4.90%           0                        0                 0                    100   4.90%      101
  Mortgage-backed         0                   0                        0                 0
                     ------              ------                  -------            ------
Total securities
    Held-to-maturity    100   4.90%           0                        0                 0    4.90%           100   4.90%      101
                     ------              ------                  -------            ------                 ------           -------
  Total investment

    Securities       $5,604   6.09%      $9,244   6.44%          $     0            $  587    5.63%       $15,435   6.28%   $15,436

                     ======              ======                  =======            ======                =======           =======


Maturity of Loans (c)

                                                                                            Within       1-5     After 5
                                                                                            1 year      years     Years     Total
                                                                                           --------     -----    -------    -----
Commercial                                                                                 $ 3,102     $ 2,325   $   307   $ 5,734
Real Estate                                                                                 13,549      12,837    15,867    42,154
                                                                                           -------     -------   -------   --------
     Total                                                                                 $16,551     $15,162   $16,764   $47,888
                                                                                           =======     =======   =======   =======
Fixed                                                                                      $ 2,985     $ 3,247   $10,474   $16,706
Variable                                                                                    13,566      11,915     5,700    31,182
     Total                                                                                 $16,551     $15,162   $16,174   $47,888
                                                                                           =======     =======   =======   =======

EXCHANGE BANCSHARES, INC. AND SUBSIDIARY
OTHER BALANCE SHEET DATA
In thousands, except ratios

Maturity of Time Deposits of $100,000 or more               Within      3-6       6-12     Over 12
                                                           3 Months    Months    Months     Months     Total
                                                           --------    ------    ------    --------    -----
Certificates of deposit and other time deposits            $  1,963   $  1,109  $  4,629   $  4,400   $12,101
                                                           ========   ========  ========   ========   =======

Deposits at December 31,                            2000       1999       1998      1997       1996      1995
                                                    ----       ----       ----      ----       ----      ----
   Noninterest-bearing deposits                 $  9,446   $  9,587   $  9,655  $  6,371   $  6,720  $  5,777
   Interest-bearing deposits
   NOW and money market accounts                  14,395     14,357     14,835     9,757      9,303     9,053
   Savings accounts                               15,128     15,713     15,990    14,591     15,225    16,721
   Certificates of  deposit                       51,139     43,884     44,711    33,209     28,910    26,960
                                                 -------    -------    -------   -------    -------   -------
      Total deposits                             $90,108     83,541    $85,191   $63,928    $60,158   $58,511
                                                 =======    =======    =======   =======    =======   =======

(a)  Based on contractual maturities
(b)  The yield on state municipal securities is increased by the benefit of tax exemption, assuming a 34% federal income tax rate.
(c)  Excludes consumer and residential mortgage loans of $_________






FINANCIAL  SERVICES  MODERNIZATION  ACT  OF  1999
- -------------------------------------------------

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

     The Financial Services Modernization Act defines "financial in nature" to include:

     Securities  underwriting,  dealing  and  market  making
     Sponsoring  mutual  funds  and  investment  companies
     Insurance  underwriting  and  agency
     Merchant  banking  activities
     And activities that the Federal Reserve Board has determined to be closely related to banking.

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




EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
SIX-YEAR  CONSOLIDATED  FINANCIAL  SUMMARY


In thousands, except per common share amounts and ratios     2000       1999      1998      1997      1996      1995
                                                           ---------  --------  --------  --------  --------  --------
Years Ended December 31,
Statements of Income
Interest Income                                            $  8,327   $ 7,216   $ 6,587   $ 5,565   $ 5,211   $ 4,958
Interest Expense                                              3,878     3,187     2,958     2,387     2,174     2,038
                                                           ---------  --------  --------  --------  --------  -------
Net interest income                                           4,449     4,048     3,629     3,178     3,037     2,920
Provision for loan losses                                        75         0         0         0        75       120
                                                           ---------  --------  --------  --------  --------  -------
Net interest income after provision for loan losses           4,374     4,029     3,629     3,178     2,962     2,800
Non-interest income                                             477       612       420       320       314       230
Non-interest expenses                                         3,855     3,716     3,125     2,293     2,195     2,150
                                                           ---------  --------  --------  --------  --------  -------
Income before income taxes                                      996       925       924     1,205     1,081       880
Income tax expense                                              310       282       301       373       334       268
                                                           ---------  --------  --------  --------  --------  -------
Net income                                                 $    686   $   643   $   623   $   832   $   747   $   612
                                                           =========  ========  ========  ========  ========  =======

Per Common Share
Net Income
Basic                                                      $   1.18   $  1.12   $  1.09   $  1.47   $  1.37   $  1.17
Diluted                                                        1.18      1.12      1.09      1.47      1.37      1.17
Dividends declared                                             0.49      0.47      0.45      0.43      0.36      0.30
Stockholders' equity                                          17.01     16.77     16.26     15.31     14.39     13.51

Selected Consolidated Balance Sheet Data at December 31,
Assets                                                     $103,155   $98,599   $94,641   $72,795   $68,206   $66,140
Investment securities                                        15,435    17,142    19,470    18,768    20,848    20,579
Loans (A)                                                    78,523    70,947    61,332    46,248    40,963    37,856
Deposits                                                     90,108    83,541    85,191    63,928    60,158    58,625
Borrowed funds                                                2,632     5,152       173       198         0         0
Shareholders' equity                                          9,961     9,260     8,956     8,434     7,811     7,429

Ratios (B)
Per $100 of average assets
Net Interest Income (tax-equivalent basis)                 $   4.39   $  4.27   $  4.34   $  4.51   $  4.54   $  4.46
Provision for loan losses                                      0.07         0         0         0      0.11      0.18
                                                           ---------  --------  --------  --------  --------  -------
Net interest income after provision for loan losses            4.32      4.27      4.34      4.51      4.43      4.28
Non-interest income                                            0.47      0.65      0.50      0.45      0.46      0.35
Non-interest expense                                           3.80      3.93      3.70      3.20      3.24      3.26
                                                           ---------  --------  --------  --------  --------  -------
Income before income taxes                                     0.99      0.98      1.14      1.76      1.65      1.37
Income tax expense                                             0.31      0.30      0.34      0.59      0.55      0.44
                                                           ---------  --------  --------  --------  --------  -------
Net income                                                 $   0.68   $  0.68   $  0.80   $  1.17   $  1.10   $  0.93
                                                           =========  ========  ========  ========  ========  =======
Leverage (C)                                                   9.27%     9.55      9.60      8.79      8.91      9.33
Return on average shareholders' equity                         7.29%     7.13%     7.66%    10.28%     9.82%     8.67%
Average shareholders' equity to average assets                 9.27%     9.54%    10.41%    11.38%    11.23%    10.71%
Dividend payout ratio                                         41.55%    41.80%    37.80%    28.74%    27.71%    29.08%
Tier 1 capital ratio at December 31                           13.50%    14.04%    14.00%    16.10%    21.30%    20.30%
Tier 1 and Tier 2 capital ratio at December 31                14.57%    15.29%    15.30%    17.30%    22.60%    21.50%
Leverage ratio                                                 9.14%     9.48%     9.10%     9.90%    11.10%    10.70%



(a)     Net  of  unearned  income.
(b)     Based  on  average  balances  and  net  income  for  the  periods.
(c)     The  ratio  of  average  assets  to  average  shareholders'  equity



EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  INCOME  SUMMARY


In thousands, except percentages        2000% Change            1999% Change             1998    1997    1996    1995
Interest income (tax-equivalent basis)  $       8,333   15.18%  $       7,235    9.32%  $6,618  $5,608  $5,250  $4,976
Interest expense                                3,878   21.68           3,187    7.74    2,958   2,387   2,174   2,038
                                        -------------           -------------           ------  ------  ------  ------
Net interest income                             4,455   10.05           4,048   10.60    3,660   3,221   3,076   2,938
Provision for loan losses                          75  100.00               0                0       0      75     120
                                        -------------           -------------           ------  ------  ------  ------
Net interest income after provision
for loan losses                                 4,380    8.20           4,048   10.60    3,660   3,221   3,001   2,818
Non-interest income                               477  (22.06)            612   45.71      420     320     314     230
Non-interest expense                            3,855    3.74           3,716   18.91    3,125   2,288   2,195   2,150
                                        -------------           -------------           ------  ------  ------  ------
Income before income taxes                      1,002    6.14             944  ( 1.15)     955   1,253   1,120     898
Income tax expense                                310    9.93             282   (6.31)     301     375     334     268
Tax-equivalent adjustment                           6   68.42              19  (30.71)      31      43      39      18
                                        -------------           -------------           ------  ------  ------  ------
Net income                              $         686    6.69   $         643    3.21   $  623  $  835  $  747  $  612
                                        =============           =============           ======  ======  ======  ======




EXCHANGE  BANCSHARES,  INC.  AND  SUBSIDIARY
QUARTERLY  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION


                                                             2000 Quarters                       1999 Quarters
,c.In thousands, except per common
share amounts and ratios                       Fourth      Third     Second     First     Fourth     Third     Second     First

Interest income                               $  2,183   $  2,160   $  2,039   $ 1,945   $  1,907   $ 1,795    $ 1,776   $ 1,738
Interest expense                                 1,063      1,017        920       878        820       788        791       788
                                              --------   --------   --------   -------   --------   -------    -------   --------
Net interest income                              1,120      1,143      1,119     1,067      1,087     1,007        985       950
Provision for loan losses                           75          0          0         0          0         0          0         0
Non-interest income                                125        111        131       110        140       157        168       147
Non-interest expense                               969        976        981       929        956       888        999       873
                                              --------   --------   --------   -------   --------   -------    -------   --------
Income before income taxes                         201        278        269       248        271       276        154       224
Income tax expense                                  66         89         72        83         85        86        44         67
                                              --------   --------   --------   -------   --------   -------    ------    --------
Net income                                    $    135   $    189   $    197   $   165   $    186   $   190    $  110    $   157
                                              ========   ========   ========   =======   ========   =======    ======    =======
Per Common Share
Net income
Basic                                         $   0.36   $   0.32   $   0.20   $  0.30   $   0.32   $  0.35    $ 0.20    $  0.29
Diluted                                           0.36       0.32       0.20      0.30       0.31      0.34      0.19         28
Dividends declared                                0.30          0       0.19         0       0.29         0      0.18          0
Shareholders' equity                             17.10      16.67      16.17     16.21      15.97     16.47     16.17      16.26
Stock price range
High                                             24.25      26.00      25.00     24.76      24.64     21.43     23.33      23.33
Low                                              19.50      26.00      22.63     23.57      22.38     20.48     22.38      21.43

Tax-equivalent Yields and Rates                                                              3.46%     8.36%     3.80%      7.11%
Federal funds sold                                6.64       6.51       6.32      5.57       4.63      4.84      4.93       5.65
Investment securities                             6.08       6.04       5.69      5.85       5.80      5.88      5.69       5.83
Loans                                             9.61       9.63       9.41      9.19       9.35      8.99     10.10      10.21
Total earning assets                              8.98       8.98       8.73      8.51       8.59      8.17      8.99       8.93
Interest-bearing deposits                         4.93       4.71       4.43      4.34       4.22      4.17      4.20       4.16
Borrowed funds                                    6.77       6.88       6.58      5.97       5.67      6.80      6.92       6.95
Total interest-bearing liabilities                5.04       4.88       4.57      4.45       4.26      4.18      4.21       4.16
Yield spread                                      3.94       4.10       4.16      4.06       4.33      3.99      4.78       4.77
Net interest income to earning assets             4.61       4.75       4.79      4.67       4.87      4.51      5.28       5.26

Ratios
Return on assets                                  0.52%      0.73%      0.79%     0.67%      0.77%     0.81%     0.47%      0.67%
Leverage                                                                                     9.48      9.74      9.50       9.43
Return on average shareholders' equity            5.75       8.14       8.55      7.23       8.15      8.43      4.89       7.04

Average Assets
Cash and due from banks                       $  2,806   $  2,788   $  2,800   $ 2,757   $  3,646   $ 2,830    $2,865     $2,855
Interest-bearing deposits in banks                  18         31         27         7         12         8        29         13
Federal funds sold                               2,048      2,213      1,961     1,724      1,788     3,278     3,638      4,964
Investment securities                           15,665     15,307     15,388    16,826     17,244    17,475    17,839     18,366
Loans                                           79,541     78,622     76,033    72,867     69,752    65,837    65,488     63,488
                                              --------   --------   --------   -------   --------   -------   -------     ------
Total earning assets                            97,272     96,173     93,409    91,424     88,796    86,598    86,994     86,831
Allowance for loan losses                         (932)      (973)      (998)   (1,005)    (1,194)   (1,274)   (1,320)    (1,520)
Other assets                                     5,049      5,176      5,077     5,171      5,116     6,046     5,378      5,554
                                              --------   --------   --------   -------   --------   -------   -------     -------
Total average assets                          $104,195   $103,164   $100,258   $98,347   $ 96,364   $93,750   $93,917    $93,720
                                              ========   ========   ========   =======   ========   =======   =======    =======

Average Liabilities and Shareholders' Equity
Noninterest-bearing deposits                  $  9,809   $ 10,005   $ 10,205   $ 9,855   $ 10,319   $ 9,498   $ 9,084    $ 8,772
Interest-bearing deposits                       79,483     77,066     75,146    74,020     74,522    74,701    75,247     75,440
Borrowed funds                                   4,965      6,341      5,292     4,960      1,935       153       171        173
Other liabilities                                  548        459        434       383        460       381       418        414
Shareholders' equity                             9,390      9,293      9,211     9,129      9,128     9,017     8,997      8,921
                                              --------   --------   --------   -------   --------   -------   -------    --------
Total average liabilities and
shareholders' equity                          $104,195   $103,164   $100,288   $98,347    $96,364   $93,750   $93,917    $93,720
                                              ========   ========   ========   =======    =======   =======   =======    =======


ITEM  7.  FINANCIAL  STATEMENTS


                              (Accountant's Letter)
                         Dixon, Francis, Davis & Company
                                1205 Weaver Drive
                              Granville, Ohio 43023



                          INDEPENDENT AUDITOR'S REPORT


The  Board  of  Directors
Exchange  Bancshares,  Inc.
Luckey,  Ohio


     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders equity and cash flows for each of the years in the three-year period ended December 31, 2000.
These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.




Dixon,  Francis,  Davis
&  Company

Granville,  Ohio
February  16,  2001



             EXCHANGE BANCSHARES, INC. - CONSOLIDATED BALANCE SHEETS
             =======================================================


                                                     (DOLLARS  IN  THOUSANDS)
                                                                DECEMBER  31,


                                                             2000       1999
                                                             ----       ----
ASSETS
CASH AND CASH EQUIVALENTS
CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS          $  2,816   $ 3,646
INTEREST BEARING DEMAND DEPOSITS IN BANKS                        67        23
FEDERAL FUNDS SOLD                                            1,687     1,434
                                                           --------   -------
TOTAL CASH AND CASH EQUIVALENTS                               4,570     5,103

INVESTMENT SECURITIES
SECURITIES AVAILABLE-FOR-SALE                                15,335    16,866
SECURITIES HELD-TO-MATURITY, FAIR VALUES OF $101 AND $279       100       276
                                                            -------   -------
TOTAL INVESTMENT SECURITIES                                  15,435    17,142

MORTGAGE LOANS HELD-FOR-SALE                                      0        34

LOANS                                                        79,279    71,955
ALLOWANCE FOR LOAN LOSSES                                      (756)   (1,008)
                                                            -------   -------
NET LOANS                                                    78,523    70,947

PREMISES AND EQUIPMENT, NET                                   3,449     3,663
ACCRUED INTEREST RECEIVABLE                                     848       721
INTANGIBLE ASSETS                                                90        31
DEFERRED INCOME TAXES                                           106       266
OTHER ASSETS                                                    134       692
                                                            -------   -------
TOTAL ASSETS                                               $103,155   $98,599
                                                           ========   =======
LIABILITIES
DEPOSITS:
NONINTEREST-BEARING                                        $  9,446   $ 9,587
INTEREST-BEARING                                             80,662    73,954
                                                           --------   -------
TOTAL DEPOSITS                                               90,108    83,541

BORROWED FUNDS                                                2,632     5,152
ACCRUED INTEREST PAYABLE                                        292       189
OTHER LIABILITIES                                               162       457
                                                           --------   -------
TOTAL LIABILITIES                                            93,194    89,339

SHAREHOLDERS EQUITY
PREFERRED SHARES ($25.00 PAR VALUE) 750 SHARES
AUTHORIZED, 0 SHARES ISSUED                                       0         0
COMMON SHARES ($5.00 PAR VALUE) 750,000 SHARES
AUTHORIZED, 585,503 AND 552,239 ISSUED                        2,928     2,761
ADDITIONAL PAID-IN CAPITAL                                    5,055     4,382
RETAINED EARNINGS                                             1,897     2,206
TREASURY STOCK AT COST                                            0         0
ACCUMULATED OTHER COMPREHENSIVE INCOME                           81       (89)
                                                           --------   -------
TOTAL SHAREHOLDERS EQUITY                                     9,961     9,260
                                                           --------    ------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                  $103,155   $98,599
                                                           ========   =======



     EXCHANGE BANCSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME
     =============================================================
                    (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                            YEARS  ENDED  DECEMBER  31,
                                            ---------------------------

                                                   2000    1999    1998
                                                   ----    ----    ----
INTEREST INCOME
INTEREST AND FEES ON LOANS                        $7,266  $6,020  $5,168
INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES      934   1,028   1,059
INTEREST ON FEDERAL FUNDS SOLD                       125     167     358
INTEREST ON DUE FROM BANK DEPOSITS                     2       1       2
                                                  ------  ------  ------
TOTAL INTEREST INCOME                              8,327   7,216   6,587

INTEREST EXPENSE
INTEREST ON DEPOSITS                               3,524   3,151   2,946
INTEREST ON ADVANCES FROM FEDERAL HOME LOAN BANK     354      36      12
                                                  ------  ------  ------
TOTAL INTEREST EXPENSE                             3,878   3,187   2,958
                                                  ------  ------  ------
NET INTEREST INCOME                                4,449   4,029   3,629

PROVISION FOR LOAN LOSSES                             75       0       0
                                                  ------  ------  ------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                    4,374   4,029   3,629

NON-INTEREST INCOME
SERVICE CHARGES ON DEPOSITS                          291     276     281
OTHER INCOME                                         186     336     139
                                                  ------  ------  ------
TOTAL NON-INTEREST INCOME                            477     612     420

NON-INTEREST EXPENSES
SALARIES AND EMPLOYEE BENEFITS                     1,895   1,745   1,370
OCCUPANCY AND EQUIPMENT, NET                         634     583     459
BANK AND ATM CHARGES                                 110     100      98
CREDIT CARD                                           60      80      80
DATA PROCESSING                                      139     123     111
DIRECTORS FEES                                        64      62      66
EXAMINATION AND ACCOUNTING FEES                      160     173     333
STATE AND OTHER TAXES                                114     114     119
POSTAGE AND COURIER                                  122     117      88
SUPPLIES AND PRINTING                                124     131     131
ADVERTISING                                           98     128      38
LEGAL                                                 83     114      26
OTHER EXPENSES                                       252     246     206
                                                  ------  ------  ------
TOTAL NON-INTEREST EXPENSES                        3,855   3,716   3,125
                                                  ------  ------  ------
INCOME BEFORE FEDERAL INCOME
TAX EXPENSE                                          996     925     924

FEDERAL INCOME TAX EXPENSE                           310     282     301
                                                  ------  ------  ------
NET INCOME                                        $  686  $  643  $  623
                                                  ======  ======  ======
EARNINGS PER SHARE:
BASIC                                             $ 1.18  $ 1.12  $ 1.09
DILUTED                                           $ 1.18  $ 1.12  $ 1.09



                                                                  EXCHANGE BANCSHARES, INC.
                                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  ==========================================================

                                NUMBER  OF  SHARES                         (DOLLARS  IN  THOUSANDS)
                                ------------------         ---------------------------------------------------------
                                                                                                     ACCUMULATED
                                        ADDITIONAL                                                      OTHER       COMPRE-
                               COMMON    TREASURY    COMMON    PAID-IN    RETAINED     TREASURY     COMPREHENSIVE   HENSIVE
                               STOCK      STOCK      STOCK     CAPITAL    EARNINGS      STOCK           INCOME      INCOME
                               ------   ---------    ------    -------    --------     --------     -------------   -------


BALANCES AT DECEMBER 31, 1997   499,534  (8,439)    $2,498     $3,370     $2,617       $(126)        $  75

NET INCOME                                                                   623                                    $ 623
OTHER COMPREHENSIVE INCOME-
CHANGE IN UNREALIZED
GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE,
NET OF TAX OF $18                                                                                       34             34
                                                                                                                    -----
COMPREHENSIVE INCOME                                                                                                $ 657
                                                                                                                    =====
CASH DIVIDENDS DECLARED
($.45 PER SHARE)                                                            (253)
5% STOCK DIVIDEND DECLARED       24,976    (422)       124         375      (499)
ISSUANCE OF COMMON STOCK            110                  1           2
SALE OF TREASURY STOCK                    5,336                     39                    76
                                ------   ------      -----       -----     -----       -----        -----
BALANCES AT DECEMBER 31, 1998   524,620  (3,525)     2,623       3,786     2,488         (50)         109


NET INCOME                                                                   643                    $ 643
OTHER COMPREHENSIVE INCOME-
CHANGE IN UNREALIZED
GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE,
NET OF TAX OF $102                                                                                   (198)           (198)
                                                                                                                   ------
COMPREHENSIVE INCOME                                                                                                $ 445
                                                                                                                   ======
CASH DIVIDENDS DECLARED
($.47 PER SHARE)                                                           (269)
5% STOCK DIVIDEND DECLARED       26,231                131        525      (656)
ISSUANCE OF COMMON STOCK          1,388                  7         28
PURCHASE OF TREASURY STOCK                 (374)                                          (9)
SALE OF TREASURY STOCK                    3,899                    43                     59
                                -------  -----      ------     ------    ------       ------      -------
BALANCES AT DECEMBER 31, 1999   552,239       0      2,761      4,382     2,206            0          (89)

NET INCOME                                                                  686                                     $ 686
OTHER COMPREHENSIVE INCOME-
CHANGE IN UNREALIZED
GAIN (LOSS) ON SECURITIES
AVAILABLE-FOR-SALE,
NET OF TAX OF $88                                                                                     170             170
                                                                                                                    -----
COMPREHENSIVE INCOME                                                                                                $ 856
                                                                                                                    =====
CASH DIVIDENDS DECLARED
($.49 PER SHARE)                                                           (285)
5% STOCK DIVIDEND DECLARED       27,420                137        567      (704)
ISSUANCE OF COMMON STOCK          5,844                 30        106        (6)
                                -------  ------     ------     ------    ------       ------      ------
BALANCES AT DECEMBER 31, 2000   585,503       0     $2,928     $5,055    $1,897        $   0       $  81
                                =======  ======     ======     ======    ======       ======      ======



                    EXCHANGE BANCHSARES, INC. -CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ================================================================
                                                                       (DOLLARS  IN  THOUSANDS)

                                                                      YEAR  ENDED  DECEMBER  31,

                                                                      2000       1999      1998
                                                                      ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                          $    686   $   643   $   623
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR LOAN LOSSES                                                 75         0         0
DEPRECIATION                                                             311       316       216
GOODWILL AMORTIZATION                                                      7         8         1
DEFERRED INCOME TAXES                                                     71       116       (47
INVESTMENT SECURITIES AMORTIZATION (ACCRETION), NET                       55        97        84
ORIGINATIONS OF LOANS HELD-FOR-SALE                                        0      (757)   (4,676)
PROCEEDS FROM LOANS HELD-FOR-SALE                                         34     1,325     4,074
CHANGES IN OPERATING ASSETS AND LIABILITIES:
ACCRUED INTEREST RECEIVABLE                                             (127)      (32)       27
ACCRUED INTEREST PAYABLE                                                 103        18       (24)
OTHER ASSETS                                                             493      (360)       58
OTHER LIABILITIES                                                       (296)      307       (59)
                                                                      ------    ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,412     1,681       277

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF HELD-TO-MATURITY SECURITIES                  175       737     1,357
PURCHASES OF AVAILABLE-FOR-SALE SECURITIES                            (4,542)   (5,706)   (6,201)
PROCEEDS FROM MATURITIES OF AVAILABLE-FOR-SALE SECURITIES              6,277     6,900     5,305
PROCEEDS FROM MERGER WITH TOWNE BANK                                       0         0       918
NET INCREASE IN LOANS                                                 (7,650)   (9,615)   (2,072)
PURCHASES OF PREMISES AND EQUIPMENT                                      (97)      (69)   (3,211)
                                                                      ------    ------   -------
NET CASH USED IN INVESTING ACTIVITIES                                 (5,837)   (7,753)   (3,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN:
NONINTEREST-BEARING, INTEREST-BEARING DEMAND, AND SAVINGS DEPOSITS      (688)     (823)    5,563
CERTIFICATES OF DEPOSIT                                                7,255      (827)       18
PROCEEDS FROM SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES              21,000     5,000         0
PAYMENTS ON SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES               (23,500)        0         0
PAYMENTS ON LONG-TERM FEDERAL HOME LOAN BANK ADVANCES                    (19)      (21)      (24)
ISSUANCE OF COMMON STOCK                                                 129        35         3
PURCHASE OF TREASURY STOCK                                                 0        (9)        0
SALE OF TREASURY STOCK                                                     0       102       115
DIVIDENDS PAID                                                          (285)     (269)     (253)
                                                                      ------    ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,892     3,188     5,422
                                                                      ------    ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (533)   (2,884)    1,795


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         5,103     7,987     6,192
                                                                      ------    ------    ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 4,570   $ 5,103   $ 7,987
                                                                     =======   =======   =======
SUPPLEMENTAL DISCLOSURES
CASH PAID DURING THE YEAR FOR INTEREST                              $  3,775   $ 3,169   $ 2,982
CASH PAID DURING THE YEAR FOR INCOME TAXES                               287       271       331

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS
EXCHANGE  BANCSHARES,  INC.  (THE  BANCORP)  IS  A  BANK  HOLDING  COMPANY WHOSE
PRINCIPAL ACTIVITY IS THE OWNERSHIP AND MANAGEMENT OF ITS WHOLLY-OWNED SUBSIDIARY, THE EXCHANGE BANK, (THE BANK). THE BANK GENERATES COMMERCIAL (INCLUDING AGRICULTURAL), MORTGAGE AND CONSUMER LOANS AND RECEIVES DEPOSITS FROM CUSTOMERS LOCATED PRIMARILY IN PORTIONS OF LUCAS AND WOOD COUNTIES IN NORTHWEST OHIO. THE BANK OPERATES UNDER A STATE BANK CHARTER AND PROVIDES FULL BANKING SERVICES. AS A STATE BANK, THE BANK IS SUBJECT TO REGULATIONS BY THE STATE OF OHIO DIVISION OF FINANCIAL INSTITUTIONS AND THE FEDERAL RESERVE SYSTEM THROUGH THE FEDERAL RESERVE BANK OF CLEVELAND (FRB).

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

THE BANKS LOANS ARE GENERALLY SECURED BY SPECIFIC ITEMS OF COLLATERAL INCLUDING REAL PROPERTY, CONSUMER ASSETS, AND BUSINESS ASSETS. ALTHOUGH THE BANK HAS A DIVERSIFIED LOAN PORTFOLIO, A SUBSTANTIAL PORTION OF ITS DEBTORS ABILITY TO HONOR THEIR CONTRACTS IS DEPENDENT ON LOCAL ECONOMIC CONDITIONS IN THE AGRICULTURAL INDUSTRY.

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

OTHER  REAL  ESTATE  OWNED
REAL ESTATE PROPERTIES ACQUIRED THROUGH OR IN LIEU OF LOAN FORECLOSURE ARE INITIALLY RECORDED AT THE LOWER OF THE BANKS CARRYING AMOUNT OR FAIR VALUE LESS ESTIMATED SELLING COST AT THE DATE OF FORECLOSURE. ANY WRITE-DOWNS BASED ON THE ASSETS FAIR VALUE AT THE DATE OF ACQUISITION ARE CHARGED TO THE ALLOWANCE FOR LOAN LOSSES. AFTER FORECLOSURE, THESE ASSETS ARE CARRIED AT THE LOWER OF THEIR NEW COST BASIS OR FAIR VALUE LESS COST TO SELL. COSTS OF SIGNIFICANT PROPERTY IMPROVEMENTS ARE CAPITALIZED, WHEREAS COSTS RELATING TO HOLDING PROPERTY ARE EXPENSED. THE PORTION OF INTEREST COSTS RELATED TO DEVELOPMENT OF REAL ESTATE IS CAPITALIZED. VALUATIONS ARE PERIODICALLY PERFORMED BY MANAGEMENT, AND ANY SUBSEQUENT WRITE-DOWNS ARE RECORDED AS A CHARGE TO OPERATIONS, IF NECESSARY, TO REDUCE THE CARRYING VALUE OF A PROPERTY TO THE LOWER OF ITS COST OR FAIR VALUE LESS COST TO SELL.

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

RECLASSIFICATIONS
CERTAIN AMOUNTS IN 1999 AND 1998 HAVE BEEN RECLASSIFIED TO CONFORM WITH THE 2000 PRESENTATION.

PRIOR  PERIOD  ADJUSTMENT
THE ACCOMPANYING FINANCIAL STATEMENTS FOR 1998 HAVE BEEN RESTATED TO PROPERLY REFLECT THE ACCRUED PAYROLL AS OF DECEMBER 31, 1998. THE EFFECT OF RESTATEMENT WAS TO DECREASE NET INCOME IN 1998 BY $4,000 ($.01 PER SHARE), NET OF THE INCOME TAX EFFECT OF $2,000 ($.00 PER SHARE).

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

THE FOLLOWING SUMMARIZED PRO FORMA (UNAUDITED) INFORMATION ASSUMES THE ACQUISITION HAD OCCURRED ON JANUARY 1, 1998:

                           (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                     1998
                                                     ----
NET INTEREST INCOME                                 $3,985

NET INCOME                                          $ (228)

EARNINGS PER SHARE:

BASIC                                               $(0.42)
                                                    ======
DILUTED                                             $(0.42)
                                                    ======

THE  ABOVE  AMOUNTS  REFLECT ADJUSTMENTS FOR AMORTIZATION OF GOODWILL AND INCOME
TAXES  AND  REFLECT  THE  5%  STOCK  DIVIDEND  ISSUED  IN  1999.


NOTE  C  -  RESTRICTION  ON  CASH  AND  DUE  FROM  BANKS

THE BANK IS REQUIRED TO MAINTAIN RESERVE FUNDS IN CASH OR ON DEPOSIT WITH THE FEDERAL RESERVE BANK AND OTHER CORRESPONDENT BANKS. THE REQUIRED RESERVE AT DECEMBER 31, 2000 AND 1999 WAS $639,000 AND $655,000, RESPECTIVELY

NOTE  D  -  INVESTMENT  SECURITIES

     THE AMORTIZED COST OF SECURITIES AND THEIR APPROXIMATE FAIR VALUES ARE AS FOLLOWS:

AVAILABLE-FOR-SALE
- ------------------
                                                             (DOLLARS  IN  THOUSANDS)
                                   DECEMBER  31,  2000                                  DECEMBER  31,  1999
                    -----------------------------------------------    ---------------------------------------------------
                                    GROSS         GROSS                                  GROSS          GROSS
                    AMORTIZED     UNREALIZED    UNREALIZED     FAIR     AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                       COST         GAINS         LOSSES      VALUE       COST           GAINS          LOSSES       VALUE
                    ---------     ----------    ----------    -----     ---------     ----------     ----------      -----

U.S.
 GOVERNMENT         $ 4,008       $ 27          $ (6)       $ 4,029    $ 7,048           $ 7           $ (48)       $ 7,007

FEDERAL AGENCY        9,617        123           (14)         9,726      5,846             0             (70)         5,776

CORPORATE
 DEBT SECURITIES      1,000          0            (7)           993      3,506             0             (25)         3,481

EQUITY
 SECURITIES             587          0             0            587        602             0               0            602
                    -------       ----          ----        -------    -------           ---            ----        -------
TOTAL
 AVAILABLE-FOR-SALE  15,212        150           (27)        15,335     17,002             7            (143)        16,866
HELD-TO-MATURITY

STATE &
 MUNICIPAL SECURITIES   100          1             0            101        276             3               0            279
                    -------       ----          ----         ------    -------           ---           -----        -------
TOTAL
 HELD-TO-MATURITY       100          1             0            101        276             3               0            279
                    -------       ----          ----         ------    -------           ---           -----        -------
TOTAL               $15,312       $151          $(27)       $15,436    $17,278           $10           $(143)       $17,145


THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY AT DECEMBER 31, 1999, BY CONTRACTUAL MATURITY, ARE AS FOLLOWS:


                                           (DOLLARS  IN  THOUSANDS)


                                   AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                   ------------------      ----------------
                                   AMORTIZED     FAIR      AMORTIZED    FAIR
AMOUNTS MATURING IN :                 COST       VALUE       COST       VALUE
                                   ---------    -----      ---------    -----
ONE YEAR OR LESS                   $ 5,532     $ 5,504       $100       $101
AFTER ONE YEAR THROUGH FIVE YEARS    9,093       9,244          0          0
EQUITY SECURITIES                      587         587          0          0

TOTAL                              $15,212     $15,335       $100       $101
                                   =======     =======       ====       ====



EXPECTED MATURITIES WILL DIFFER FROM CONTRACTUAL MATURITIES BECAUSE BORROWERS MAY HAVE THE RIGHT TO CALL OR PREPAY OBLIGATIONS WITHOUT CALL OR PREPAYMENT PENALTIES.

THE  BANK  DID  NOT  SELL  ANY  SECURITIES  IN  2000,  1999,  OR  IN  1998.

INVESTMENT SECURITIES WITH A CARRYING VALUE OF APPROXIMATELY $10,420,000 AND $9,586,000 WERE PLEDGED AT DECEMBER 31, 2000 AND 1999 TO SECURE CERTAIN DEPOSITS.


NOTE  E  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES

LOANS  AT  DECEMBER  31,  2000  AND  1999  ARE  SUMMARIZED  AS  FOLLOWS:


                                             (DOLLARS  IN  THOUSANDS)


                                                  2000       1999
                                                  ----       ----
LOANS SECURED BY REAL ESTATE:
CONSTRUCTION                                    $   833    $   133
FARMLAND                                          3,065      2,883
ONE-TO FOUR-FAMILY RESIDENTIAL PROPERTIES        37,854     37,333
MULTIFAMILY (5 OR MORE) RESIDENTIAL PROPERTIES      928      1,133
NONFARM NONRESIDENTIAL PROPERTIES                20,164     16,451
AGRICULTURAL PRODUCTION                             816        806
COMMERCIAL AND INDUSTRIAL                         2,544      3,053
CONSUMER                                         12,928     10,008
MUNICIPAL                                           140        150
OTHER LOANS                                           7          5
                                                -------    -------
TOTAL                                           $79,279    $71,955
                                                =======    =======





                                      2000     1999     1998
                                      ----     ----     ----
ALLOWANCE FOR LOAN LOSSES:

BALANCE, BEGINNING OF YEAR           $1,008   $1,542   $  624
ALLOWANCE RELATED TO LOANS ACQUIRED       0        0      961
PROVISION FOR LOAN LOSSES                75        0        0
RECOVERIES ON LOANS                      79       60       82
LOANS CHARGED OFF                      (406)    (594)    (125)
                                     ------   ------   ------
BALANCE, END OF YEAR                 $  756   $1,008   $1,542
                                     ======   ======   ======


AT DECEMBER 31, 2000 AND 1999, THE TOTAL RECORDED INVESTMENT IN IMPAIRED LOANS, ALL OF WHICH HAD ALLOWANCES DETERMINED IN ACCORDANCE WITH SFAS NO. 114 AND NO. 118, AMOUNTED TO APPROXIMATELY $80,000 AND $67,000, RESPECTIVELY. THE AVERAGE RECORDED INVESTMENT IN IMPAIRED LOANS AMOUNTED TO APPROXIMATELY $79,000 AND $366,000 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, RESPECTIVELY. THE ALLOWANCE FOR LOAN LOSSES RELATED TO IMPAIRED LOANS AMOUNTED TO APPROXIMATELY $43,000 AND $34,000 AT DECEMBER 31, 2000 AND 1999, RESPECTIVELY. INTEREST INCOME ON IMPAIRED LOANS OF $8,000, $20,000 AND $63,000 WAS RECOGNIZED FOR CASH PAYMENTS RECEIVED IN 2000, 1999 AND 1998, RESPECTIVELY. THE BANK HAS NO
COMMITMENTS TO LOAN ADDITIONAL FUNDS TO BORROWERS WHOSE LOANS HAVE BEEN CLASSIFIED AS IMPAIRED.

THE BANK HAS ENTERED INTO TRANSACTIONS WITH CERTAIN DIRECTORS, EXECUTIVE OFFICERS, SIGNIFICANT SHAREHOLDERS, AND THEIR AFFILIATES. SUCH TRANSACTIONS WERE ON SUBSTANTIALLY THE SAME TERMS, INCLUDING INTEREST RATES AND COLLATERAL, AS THOSE PREVAILING AT THE TIME OF COMPARABLE TRANSACTIONS WITH OTHER CUSTOMERS, AND DID NOT, IN THE OPINION OF MANAGEMENT, INVOLVE MORE THAN A NORMAL CREDIT RISK OR PRESENT ANY OTHER UNFAVORABLE FEATURES. THE AGGREGATE AMOUNT OF LOANS TO SUCH RELATED PARTIES AT DECEMBER 31, 2000 WAS $651,000. DURING THE YEAR ENDED DECEMBER 31, 2000, NEW LOANS MADE TO SUCH RELATED PARTIES AMOUNTED TO $329,000 AND PAYMENTS AMOUNTED TO $541,000.

NO  LOANS  WERE  TRANSFERRED  TO  OTHER  REAL  ESTATE  OWNED  IN  2000  OR 1999.


NOTE  F  -  PREMISES  AND  EQUIPMENT

A  SUMMARY  OF  PREMISES  AND  EQUIPMENT  AT DECEMBER 31, 2000 AND 1999 FOLLOWS:


                       (DOLLARS  IN  THOUSANDS)


                            2000      1999
                            ----      ----
LAND                      $  738     $  738
BUILDINGS                  3,236      3,216
EQUIPMENT                  1,681      1,604
                           5,655      5,558
ACCUMULATED DEPRECIATION  (2,206)    (1,895)
                         -------     ------
TOTAL                     $3,449     $3,663
                          ======     ======


NOTE  G  -  DEPOSITS

DEPOSIT  ACCOUNT  BALANCES  AT  DECEMBER  31,  2000  AND 1999, ARE SUMMARIZED AS
FOLLOWS:


                       (DOLLARS  IN  THOUSANDS)


                             2000     1999
                             ----     ----
NONINTEREST-BEARING        $ 9,446  $ 9,587
INTEREST-BEARING DEMAND     14,395   14,357
SAVINGS ACCOUNTS            15,128   15,713
CERTIFICATES OF DEPOSIT     51,139   43,884
                           -------  -------
TOTAL                      $90,108  $83,541
                           =======  =======

THE AGGREGATE AMOUNT OF JUMBO CERTIFICATES OF DEPOSIT WITH A MINIMUM DENOMINATION OF $100,000 WAS APPROXIMATELY $12,101,000 AND $8,493,000 AT DECEMBER 31, 2000 AND 1999.

CERTIFICATES  MATURING  IN  YEARS  ENDING  DECEMBER 31, AS OF DECEMBER 31, 2000:


                                 (DOLLARS  IN  THOUSANDS)


2001                                     $33,497
2002                                      12,491
2003                                       4,232
2004                                         292
AFTER 2004                                   627
                                         =======
TOTAL                                    $51,139

THE BANK HELD RELATED PARTY DEPOSITS OF APPROXIMATELY $858,000 AND $806,000 AT DECEMBER 31, 2000 AND 1999, RESPECTIVELY.

OVERDRAWN DEMAND DEPOSITS RECLASSIFIED AS LOANS TOTALED $7,000 AND $6,000 AT DECEMBER 31, 2000 AND 1999, RESPECTIVELY.

NOTE  H  -  BORROWED  FUNDS

BORROWED  FUNDS  ARE  COMPRISED  OF  THE  FOLLOWING  AT  DECEMBER  31:



                                                                    (DOLLARS  IN
                                                                      THOUSANDS)
                                                      CURRENT
                                                      INTEREST         BALANCE
                                                    ------------      ---------
                                                        RATE        2000    1999
                                                      --------      ----    ----
FIXED RATE ADVANCES, WITH MONTHLY PRINCIPAL
  AND INTEREST PAYMENTS DUE JULY 1, 2017                6.85%      $  132  $  152

VARIABLE RATE ADVANCES, WITH MONTHLY INTEREST
  PAYMENTS AND PRINCIPAL DUE:
ADVANCE DUE FEBRUARY 1, 2000                            4.75%           0   2,000
ADVANCE DUE FEBRUARY 18, 2000                           4.75%           0   1,000
ADVANCE DUE MARCH 27, 2000                              4.75%           0   2,000
ADVANCE DUE FEBRUARY 12, 2001                           6.75%       1,000       0
ADVANCE DUE FEBRUARY 14, 2001                           6.75%         500       0
ADVANCE DUE FEBRUARY 27, 2001                           6.75%       1,000       0
                                                                   ------  ------
TOTAL ADVANCES                                                     $2,632  $5,152
                                                                   ======  ======

FEDERAL HOME LOAN BANK (FHLB) ADVANCES ARE COLLATERALIZED BY ALL SHARES OF FHLB STOCK OWNED BY THE BANK (TOTALING $430,000) AND BY 100% OF THE BANKS QUALIFIED MORTGAGE LOAN PORTFOLIO (TOTALING APPROXIMATELY $4,971,000). BASED ON THE CARRYING AMOUNT OF "FHLB" STOCK OWNED BY THE BANK, TOTAL "FHLB" ADVANCES ARE LIMITED TO APPROXIMATELY $8,604,000.

THE AGGREGATE MINIMUM FUTURE ANNUAL PRINCIPAL PAYMENTS ON FHLB ADVANCES ARE $2,517,000 IN 2001, $15,000 IN 2002, $14,000 IN 2003, $12,000 IN 2004, $11,000
IN  2005,  AND  $63,000  AFTER  2005.


NOTE  I  -  FEDERAL  INCOME  TAXES

THE COMPONENTS OF INCOME TAX EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 ARE AS FOLLOWS:


                   (DOLLARS  IN  THOUSANDS)


                      2000   1999    1998
                      ----   ----    ----
INCOME TAX EXPENSE
CURRENT TAX EXPENSE   $ 239  $ 166  $ 348
DEFERRED TAX EXPENSE     71    116    (47)
                      -----  -----  -----
TOTAL                 $ 310  $ 282  $ 301
                      =====  =====  =====

A RECONCILIATION OF THE FEDERAL STATUTORY TAX RATE TO THE BANCORP'S EFFECTIVE TAX RATE FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 IS AS FOLLOWS:


                                    (DOLLARS  IN  THOUSANDS)


                                      2000    1999    1998
                                      ----    ----    ----
FEDERAL STATUTORY INCOME TAX AT 34%   $338    $315    $314
TAX EXEMPT INCOME                       (7)    (24)    (37)
NET OPERATING LOSS CARRYFORWARD        (19)    (19)    (19)
NON-DEDUCTIBLE EXPENSES                  3       0      48
OTHER                                   (5)     10      (5)
                                      ----    ----    ----
TOTAL                                 $310    $282    $301
                                      ====    ====    ====

THE TAX EFFECTS OF TEMPORARY DIFFERENCES WHICH COMPRISE THE SIGNIFICANT PORTIONS OF THE COMPANY'S DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES AS OF DECEMBER 31, 2000 AND 1999 ARE AS FOLLOWS:



                                       (DOLLARS  IN  THOUSANDS)

                                              2000    1999
                                              ----    ----
DEFERRED TAX ASSETS:
 ALLOWANCE FOR LOAN LOSSES                    $185   $282
 INVESTMENT SECURITIES                           0     46
 NET OPERATING LOSS CARRYFORWARD               328    347
 NONACCRUAL LOANS                                3      3
 OTHER                                           4      0

                                               520    678

DEFERRED TAX LIABILITIES:
 LOAN FEES                                     (18)   (18)
 DEPRECIATION                                  (26)   (46)
 INVESTMENT SECURITIES                         (42)    (0)
 OTHER                                           0     (1)
                                              ----   ----
                                               (86)   (65)

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS   (328)  (347)
                                              ----   ----
 NET DEFERRED TAX ASSET                       $106   $266
                                              ====   ====

IN  ACCORDANCE  WITH  INTERNAL  REVENUE  CODE  SECTION  382,  UTILIZATION OF THE
COMPANY'S NET OPERATING LOSS CARRYFORWARD IS ESTIMATED TO BE LIMITED TO APPROXIMATELY $19,000 PER YEAR. THE NET OPERATING LOSS CARRYFORWARD EXPIRES IN 2018. BECAUSE OF THE SECTION 382 LIMITATION, THE PORTION OF THE COMPANY'S TOTAL NET OPERATING LOSS CARRYFORWARD THAT MAY BE UTILIZED THROUGH EXPIRATION IS ESTIMATED TO BE APPROXIMATELY $347,000.


NOTE  J  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE-SHEET  RISK

IN THE NORMAL COURSE OF BUSINESS, THE BANK HAS OUTSTANDING COMMITMENTS AND CONTINGENT LIABILITIES, SUCH AS COMMITMENTS TO EXTEND CREDIT , WHICH ARE NOT INCLUDED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS. THE BANKS EXPOSURE TO CREDIT LOSS IN THE EVENT OF NONPERFORMANCE BY THE OTHER PARTY TO THE FINANCIAL INSTRUMENTS FOR COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT IS REPRESENTED BY THE CONTRACTUAL OR NOTIONAL AMOUNT OF THOSE INSTRUMENTS. THE BANK USES THE SAME CREDIT POLICIES IN MAKING SUCH COMMITMENTS AS IT DOES FOR INSTRUMENTS THAT ARE INCLUDED IN THE CONSOLIDATED BALANCE SHEET.


FINANCIAL  INSTRUMENTS  WHOSE  CONTRACT  AMOUNT  REPRESENTS  CREDIT RISK WERE AS
FOLLOWS:

                   (DOLLARS  IN  THOUSANDS)


                         2000    1999
                         ----    ----
HOME EQUITY LINES       $1,142  $1,277
CREDIT CARD LINES        2,814   2,697
OTHER LOAN COMMITMENTS   5,517   4,641
                        ------  ------
TOTAL                   $9,473  $8,615
                        ======  ======

OMMITMENTS TO EXTEND CREDIT ARE AGREEMENTS TO LEND TO A CUSTOMER AS LONG AS THERE IS NO VIOLATION OF ANY CONDITION ESTABLISHED IN THE CONTRACT. COMMITMENTS GENERALLY HAVE FIXED EXPIRATION DATES OR OTHER TERMINATION CLAUSES AND MAY REQUIRE PAYMENT OF A FEE. SINCE MANY OF THE COMMITMENTS ARE EXPECTED TO EXPIRE WITHOUT BEING DRAWN UPON, THE TOTAL COMMITMENT AMOUNTS DO NOT NECESSARILY REPRESENT FUTURE CASH REQUIREMENTS. THE BANK EVALUATES EACH CUSTOMER'S CREDITWORTHINESS ON A CASE-BY-CASE BASIS. THE AMOUNT AND TYPE OF COLLATERAL OBTAINED, IF DEEMED NECESSARY BY THE BANK UPON EXTENSION OF CREDIT, IS BASED ON MANAGEMENTS CREDIT EVALUATION. COLLATERAL HELD VARIES BUT MAY INCLUDE ACCOUNTS RECEIVABLE, INVENTORY, PROPERTY AND EQUIPMENT, AND INCOME-PRODUCING COMMERCIAL PROPERTIES.

THE BANK HAS NOT BEEN REQUIRED TO PERFORM ON ANY FINANCIAL GUARANTEES DURING THE PAST TWO YEARS. THE BANK HAS NOT INCURRED ANY LOSSES ON ITS COMMITMENTS DURING THE PAST TWO YEARS.

THE BANK MAINTAINS SEVERAL BANK ACCOUNTS AT SIX BANKS. ACCOUNTS AT AN INSTITUTION ARE INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) UP TO $100,000. CASH AT TWO OF THESE INSTITUTIONS EXCEEDED FEDERALLY INSURED LIMITS. THE AMOUNT IN EXCESS OF THE FDIC LIMIT TOTALED $1,190,000.


NOTE  K  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES

THE BANK PERIODICALLY IS SUBJECT TO CLAIMS AND LAWSUITS WHICH ARISE IN THE ORDINARY COURSE OF BUSINESS. IT IS THE OPINION OF MANAGEMENT THAT THE DISPOSITION OR ULTIMATE RESOLUTION OF SUCH CLAIMS AND LAWSUITS WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE FINANCIAL POSITION OF THE BANK.

NOTE  L  -  RESTRICTION  ON  DIVIDENDS

THE BANK IS SUBJECT TO CERTAIN RESTRICTIONS ON THE AMOUNT OF DIVIDENDS THAT IT MAY PAY WITHOUT PRIOR REGULATORY APPROVAL. THE BANK NORMALLY RESTRICTS DIVIDENDS TO A LESSER AMOUNT. AT DECEMBER 31, 2000, NO RETAINED EARNINGS WERE AVAILABLE FOR THE PAYMENT OF DIVIDENDS TO THE HOLDING COMPANY WITHOUT PRIOR REGULATORY APPROVAL.


NOTE  M  -  EMPLOYEE  BENEFIT  PLANS

IN 1994 THE PROFIT SHARING PLAN WAS CHANGED TO A DISCRETIONARY PROTOTYPE CASH OR DEFERRED PROFIT SHARING PLAN AND TRUST/CUSTODIAL ACCOUNT PLAN WHICH ALSO INCLUDES A 401(K) PLAN. UNDER THE NEW PLAN THE BANK WILL MATCH FIFTY CENTS FOR EACH DOLLAR WHICH THE EMPLOYEE VOLUNTARILY CONTRIBUTES TO THE PLAN. THIS MATCH BY THE BANK IS LIMITED TO THREE PERCENT OF THE EMPLOYEES ANNUAL SALARY. THE CONTRIBUTIONS MADE BY THE BANK FOR THE YEARS 2000, 1999 AND 1998 WERE $30,000 EACH YEAR. THIRTY-EIGHT EMPLOYEES PARTICIPATED IN THE PLAN DURING 2000, THIRTY-FIVE IN 1999, AND THIRTY-SEVEN EMPLOYEES PARTICIPATED IN THE PLAN DURING 1998.


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

THE  FOLLOWING  TABLE  SETS  FORTH  THE  COMPUTATION  OF  EARNINGS  PER  SHARE:



                                     (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                 2000        1999        1998
                                                 ----        ----        ----
NUMERATOR:
NET INCOME, EARNINGS PER SHARE AND
  EARNINGS PER SHARE - ASSUMING DILUTION      $      686  $      643  $      623

DENOMINATOR:
WEIGHTED AVERAGE SHARES OUTSTANDING,
  EARNINGS PER SHARE AND EARNINGS PER SHARE-
  ASSUMING DILUTION                            583,870.0   575,725.9   570,200.5

EARNINGS PER SHARE                                 $1.18       $1.12       $1.09
                                                   =====       =====       =====
EARNINGS PER SHARE - ASSUMING DILUTION             $1.18       $1.12       $1.09
                                                   =====       =====       =====

NOTE  O  -  STOCK  DIVIDEND

ON JUNE 15, 2000, THE COMPANY DISTRIBUTED 27,420 SHARES OF COMMON STOCK IN CONNECTION WITH A 5% STOCK DIVIDEND. AS A RESULT OF THE STOCK DIVIDEND, COMMON STOCK WAS INCREASED BY $137,000, ADDITIONAL PAID-IN CAPITAL WAS INCREASED BY $567,000, AND RETAINED EARNINGS WAS DECREASED BY $704,000. ALL REFERENCES IN THE ACCOMPANYING FINANCIAL STATEMENTS TO THE NUMBER OF COMMON SHARES AND PER SHARE AMOUNTS FOR 1999 AND 1998 HAVE BEEN RESTATED TO REFLECT THE STOCK DIVIDEND.


NOTE  P  -  REGULATORY  MATTERS

THE BANK IS SUBJECT TO VARIOUS REGULATORY CAPITAL REQUIREMENTS ADMINISTERED BY ITS PRIMARY FEDERAL REGULATOR, THE FEDERAL RESERVE BANK (FRB). FAILURE TO MEET MINIMUM CAPITAL REQUIREMENTS CAN INITIATE CERTAIN MANDATORY, AND POSSIBLE ADDITIONAL DISCRETIONARY ACTIONS BY REGULATORS THAT, IF UNDERTAKEN, COULD HAVE A DIRECT MATERIAL AFFECT ON THE BANCORP AND THE CONSOLIDATED FINANCIAL STATEMENTS. UNDER THE REGULATORY CAPITAL ADEQUACY GUIDELINES AND THE REGULATORY FRAMEWORK FOR PROMPT CORRECTIVE ACTION, THE BANK MUST MEET SPECIFIC CAPITAL GUIDELINES THAT INVOLVE QUANTITATIVE MEASURES OF THE BANKS ASSETS, LIABILITIES, AND CERTAIN OFF-BALANCE-SHEET ITEMS AS CALCULATED UNDER REGULATORY ACCOUNTING PRACTICES. THE BANKS CAPITAL AMOUNTS AND CLASSIFICATION UNDER THE PROMPT CORRECTIVE ACTION GUIDELINES ARE ALSO SUBJECT TO QUALITATIVE JUDGEMENTS BY THE REGULATORS ABOUT COMPONENTS, RISK WEIGHTINGS, AND OTHER FACTORS.

QUALITATIVE MEASURES ESTABLISHED BY REGULATION TO ENSURE CAPITAL ADEQUACY REQUIRE THE BANK TO MAINTAIN MINIMUM AMOUNTS AND RATIOS OF: TOTAL RISK-BASED
CAPITAL AND TIER I CAPITAL TO RISK-WEIGHTED ASSETS (AS DEFINED IN THE REGULATIONS), AND TIER I CAPITAL TO AVERAGE ASSETS (AS DEFINED). MANAGEMENT
BELIEVES, AS OF DECEMBER 31, 2000, THAT THE BANK MEETS ALL OF THE CAPITAL ADEQUACY REQUIREMENTS TO WHICH IT IS SUBJECT.

AS OF DECEMBER 31, 2000, THE MOST RECENT NOTIFICATION FROM THE FDIC, THE BANK WAS CATEGORIZED AS WELL CAPITALIZED UNDER THE REGULATORY FRAMEWORK FOR PROMPT CORRECTIVE ACTION. TO REMAIN CATEGORIZED AS WELL CAPITALIZED, THE BANK WILL HAVE TO MAINTAIN MINIMUM TOTAL RISK-BASED, TIER I RISK-BASED, AND TIER I LEVERAGE RATIOS AS DISCLOSED IN THE TABLE BELOW. THERE ARE NO CONDITIONS OR EVENTS SINCE THE MOST RECENT NOTIFICATION THAT MANAGEMENT BELIEVES HAVE CHANGED THE BANKS PROMPT CORRECTIVE ACTION CATEGORY.

THE  BANKS  ACTUAL  AND  REQUIRED  CAPITAL  AMOUNTS  AND  RATIOS ARE AS FOLLOWS:



                                               (DOLLARS  IN  THOUSANDS)


                                                                               TO BE WELL
                                                                           CAPITALIZED UNDER
                                                      FOR CAPITAL          PROMPT CORRECTIVE
                               ACTUAL              ADEQUACY PURPOSES       ACTION PROVISIONS
                               -----               -----------------       -----------------
                           AMOUNT     RATIO       AMOUNT        RATIO      AMOUNT       RATIO
                           ------     -----       ------        -----      ------       -----
AS OF DECEMBER 31, 2000:
TOTAL RISK-BASED CAPITAL
(TO RISK-WEIGHTED ASSETS)  $10,276   14.6%       $5,643        8.0%       $7,054        10.0%
TIER I CAPITAL
(TO RISK-WEIGHTED ASSETS)    9,520   13.5         2,822        4.0         4,233         6.0
TIER I CAPITAL
(TO AVERAGE ASSETS)          9,520    9.1         3,123        3.0         5,205         5.0

AS OF DECEMBER 31, 1999:
TOTAL RISK-BASED CAPITAL
(TO RISK-WEIGHTED ASSETS)  $ 9,934   15.3%       $5,202        8.0%       $6,503        10.0%
TIER I CAPITAL
(TO RISK-WEIGHTED ASSETS)    9,119   14.0         2,601         4.0        3,902         6.0
TIER I CAPITAL
(TO AVERAGE ASSETS)          9,119    9.5         2,890         3.0        4,816         5.0


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

THE ESTIMATED FAIR VALUES OF THE COMPANY'S FINANCIAL INSTRUMENTS AT DECEMBER 31 ARE AS FOLLOWS:


                                           (DOLLARS IN
                                            THOUSANDS)


                                    2000                1999
                                    ----                ----
                             CARRYING    FAIR    CARRYING    FAIR
                              AMOUNT     VALUE    AMOUNT     VALUE
                             --------    -----   --------    -----
FINANCIAL ASSETS:
CASH AND CASH EQUIVALENTS    $   4,570  $ 4,570  $   5,103  $ 5,103
INVESTMENTS SECURITIES          15,435   15,436     17,142   17,145
LOANS HELD-FOR-SALE                  0        0         34       34
LOANS                           78,523   77,634     70,947   70,102
ACCRUED INTEREST RECEIVABLE        848      848        721      721

FINANCIAL LIABILITIES:
DEPOSITS                        90,108   90,119     83,541   83,489
BORROWED FUNDS                   2,632    2,648      5,152    5,129
ACCRUED INTEREST PAYABLE           292      292        189      189

NOTE  R  -  PARENT  COMPANY  FINANCIAL  INFORMATION

CONDENSED  FINANCIAL  INFORMATION  FOR EXCHANGE BANCSHARES, INC. (PARENT COMPANY
ONLY)  FOLLOWS:

                            CONDENSED BALANCE SHEETS
                                 AT DECEMBER 31,


                                             (DOLLARS  IN  THOUSANDS)


                                                   2000      1999
                                                   ----      ----
ASSETS
NONINTEREST-BEARING DEPOSIT WITH SUBSIDIARY BANK  $   181   $  162
INTEREST-BEARING DEPOSIT IN SUBSIDIARY BANK           175        0
INVESTMENT IN SUBSIDIARY BANK                       9,691    9,061
OTHER ASSETS                                           43      312
                                                  -------   ------
TOTAL ASSETS                                      $10,090   $9,535
                                                  =======   ======
OTHER LIABILITIES                                 $   129   $  275
SHAREHOLDERS' EQUITY                                9,961    9,260
                                                  -------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $10,090   $9,535
                                                  =======   ======


                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                       (DOLLARS  IN  THOUSANDS)
                                                      YEAR  ENDED  DECEMBER  31,
                                                        2000     1999     1998
                                                        ----     ----     ----
INCOME
INTEREST ON DEPOSITS IN SUBSIDIARY BANK                $   5    $   0    $  21
DIVIDENDS FROM SUBSIDIARY BANK                           305      300    2,455
TOTAL INCOME                                             305      300    2,476

EXPENSES
SALARIES                                                  26       24       23
ACCOUNTING AND CONSULTING FEES                            29       42      200
OTHER EXPENSES                                            65       34       58
                                                        ----     ----     ----
TOTAL EXPENSES                                           120      100      281
                                                        ----     ----     ----
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARY                                  185      200    2,195
INCOME TAX (PROVISION) BENEFIT                            40       34       40
INCOME BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARY       225      234    2,235
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY           461      409   (1,612)
                                                       -----    -----   ------
 NET INCOME                                            $ 686    $ 643   $  623
                                                       =====    =====   ======



                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                       (DOLLARS  IN  THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                      2000       1999       1998
                                                      ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                            $ 686      $ 643      $  623
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      FLOWS PROVIDED BY OPERATING ACTIVITIES:

 DEFERRED INCOME TAXES                                    0          0           0
 CHANGE IN OTHER ASSETS                                 269          5           7
 CHANGE IN OTHER LIABILITIES                           (146)         0           0
 EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY        (461)      (409)      1,612
                                                      -----      -----      ------
NET CASH FROM OPERATING ACTIVITIES                      348        239       2,242

CASH FLOWS FROM INVESTING ACTIVITIES
 PURCHASE OF TIME DEPOSIT                              (175)         0           0
 MATURITY OF TIME DEPOSIT                                 0          0       1,000
 PURCHASE OF TOWNE BANK                                   0          0      (3,101)
                                                      -----     -----      -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (175)         0      (2,101)
                                                      -----     -----      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 PROCEEDS FROM SALE OF COMMON STOCK                     131         35           3
 PURCHASE OF TREASURY STOCK                               0         (9)          0
 SALE OF TREASURY STOCK                                   0        102         115
 CASH DIVIDENDS PAID                                   (285)      (269)       (253)
                                                      -----      -----      ------
NET CASH USED IN FINANCING ACTIVITIES                  (154)      (141)       (135)
                                                      -----      -----      ------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                     19         98           6

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR                                       162         64          58
                                                      -----      -----      ------
END OF YEAR                                           $ 181      $ 162      $   64
                                                      =====      =====      ======

- -44-

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 12, 2001 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  10.  EXECUTIVE  COMPENSATION.

     The information set forth under the caption "SUMMARY COMPENSATION TABLE" of the Proxy Statement of the Holding Company to be filed prior to April 12, 2001 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 12, 2001 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information set forth under the caption "INDEBTEDNESS OF AND TRANSACTIONS WITH OFFICERS AND DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to April 12, 2001 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENTS,  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

          3(i) The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc.
                   (Incorporated  by  reference.)

          3(ii)    Code  of  Regulations  of  Exchange  Bancshares,  Inc.
                   (Incorporated  by  reference.)
          21       Subsidiaries
          99.1     Proxy  Statement  (Incorporated  by  reference.)
          99.2     Safe  Harbor  Under  the Private Securities Litigation Reform
                   Act  of  1995

     (b)     Report  on  Form  8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCHANGE  BANCSHARES,  INC


                                   /s/ Marion Layman
                                   ------------------------------
                                   Marion Layman
                                   Chairman,  President,  and  Chief  Executive
                                   Officer
                                   Principal  Executive  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.


/s/ Marion Layman                  /s/ Rolland I. Huss
- ------------------------------     -------------------------------
Marion  Layman,  Chairman          Rolland  I. Huss, Vice-Chairman



April 2, 2001                      April 2, 2001
- -----------------------------      -------------------------------
Date                               Date


/s/ Donald H. Lusher               /s/ Cecil R. Adkins
- -----------------------------      -------------------------------
Donald  H.  Lusher,  Director      Cecil  R.  Adkins,  Director


April 2, 2001                      April 2, 2001
- -----------------------------      -------------------------------
Date                               Date


/s/ Joseph R. Hirzel               /s/ David G. Harsh
- -----------------------------      -------------------------------
Joseph  R.  Hirzel,  Director      David  G.  Marsh, Director
                                   Secretary  and  Treasurer

April 2, 2001                      April 2, 2001
- -----------------------------      -------------------------------
Date                               Date


/s/ Donald P. Gerke                /s/ Edmund J. Miller
- -----------------------------      -------------------------------
Donald  P.  Gerke,  Director       Edmund  J. Miller, Director


April 2, 2001                      April 2, 2001
- -----------------------------      -------------------------------
Date                               Date


/s/ Norma J. Christen              /s/ Marion Layman
- -----------------------------      -------------------------------
Norma  J.  Christen,  Director     Marion  Layman
                                   Principal  Accounting
                                   and  Financial  Officer:

April 2, 2001                      April 2, 2001
- -----------------------------      -------------------------------
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

     21                            Subsidiaries  of  Exchange  Incorporated by
reference

     99.1 Proxy Statement Incorporated by reference to the
                                   definitive  Proxy  Statement  of  the
                                   Registrant  for  the  2001  Annual
                                   Meeting  of  Shareholders  of  Exchange
                                   Bancshares,  filed  with  the
                                   Securities  and  Exchange  Commission

     99.2                          Safe  Harbor  Under  the  Private
                                   Securities  Litigation  Reform
                                   Act  of  1995