Form 10QSB
period 2001-03-31
EXCHANGE BANCSHARES INC
filed 2001-05-15
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
ENDED  March  31,  2001
[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
__________  TO  __________

                        Commission file number - 33-53596
                            EXCHANGE BANCSHARES, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

                  OHIO                               34-1721453
       ---------------------------          -----------------------------
(State  or  other  jurisdiction  of    (I.R.S.  Employer Identification  No.)
incorporation  or  organization)

237  Main  Street
P.O.  Box  177,  Luckey,  Ohio                              43443
------------------------------                             --------
(Address  of  principal  executive  offices)             (Zip  Code)

                                 (419) 833-3401
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

As of April 30, 2001, 585,503 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                                   FORM 10-QSB
                                      INDEX
                                                                 Page  Number
PART  I     FINANCIAL  INFORMATION

   Item.  1. Financial  Statements  (Unaudited)

          Condensed  consolidated  balance  sheets  -                 3
             March  31,  2001,  and  December  31,  2000

          Condensed  consolidated  statements  of  income  -
             Three  months  ended  March  31,  2001,  and 2000        4

          Condensed  consolidated  statements  of  changes
             in  shareholders  equity  -  Periods  ended              5
             March  31,  2001,  and  December  31,  2000

          Condensed  consolidated  statements  of  cash  flows -      6
             Three  months  ended  March  31,  2001,  and  2000

          Notes  to  condensed  consolidated  financial  statements - 7
             March  31,  2001,  and  December  31,  2000

   Item  2.  Management's  Discussion and Analysis of Financial      10
               Condition  and  Results  of  Operations

PART  II     OTHER  INFORMATION

   Item  1.  Legal  Proceedings                                      16

   Item  2.  Changes in Securities and Use of Proceeds               16

   Item  3.  Defaults  upon  Senior  Securities                      16

   Item  4.  Submission of Matters to a Vote of Security Holders     16

   Item  5.  Other  Information                                      16

   Item  6.  Exhibits  and  Reports  on Form 8-K                     16

Signatures                                                           17
                                        2


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                          CONSOLIDATED BALANCE SHEETS

                                                              (Dollars in thousands)
                                                           (Unaudited)        At
                                                            March 31,     December 31
                                                           ------------  -------------
                                                               2001          2000
                                                           ------------  -------------
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions          $     2,590   $      2,816
Interest bearing demand deposits in banks                           46             67
Federal funds sold                                               6,389          1,687
                                                           ------------  -------------
Total cash and cash equivalents                                  9,025          4,570

Investment securities
Securities available-for-sale                                   15,065         15,335
Securities held-to-maturity, fair values of $101 and $101          100            100
                                                           ------------  -------------
Total investment securities                                     15,165         15,435

Mortgage loans held-for-sale                                         0              0

Loans                                                           78,593         79,279
Allowance for loan losses                                         (811)          (756)
                                                           ------------  -------------

Net loans                                                       77,782         78,523

Premises and equipment, net                                      3,387          3,449
Accrued interest receivable                                        834            848
Deferred income taxes                                              (38)           106
Other assets                                                       422            224
                                                           ------------  -------------
TOTAL ASSETS                                               $   106,576   $    103,155
                                                           ============  =============

LIABILITIES
Deposits:
Noninterest-bearing                                        $     9,281   $      9,446
Interest-bearing                                                86,436         80,662
                                                           ------------  -------------
Total deposits                                                  95,717         90,108

Borrowed funds                                                     131          2,632
Accrued interest payable                                           302            292
Other liabilities                                                  202            162
                                                           ------------  -------------
TOTAL LIABILITIES                                               96,352         93,194
                                                           ------------  -------------

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares                       0              0
authorized, 0 shares issued
Common shares ($5.00 par value) 750,000 shares                   2,928          2,928
authorized, 585,503 and 585,503 issued
Additional paid-in capital                                       5,055          5,055
Retained earnings                                                2,019          1,897
Accumulated other comprehensive income                             222             81
                                                           ------------  -------------

TOTAL SHAREHOLDERS' EQUITY                                      10,224          9,961
                                                           ------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   106,576   $    103,155
                                                           ============  =============

See accompanying notes.


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                       (Dollars in thousands)
                                                    (Unaudited)     (Unaudited)
                                                  3 Months Ended  3 Months Ended
                                                  --------------  --------------
                                                      March 31,      March 31,
                                                      --------       ---------
                                                        2001            2000
                                                        ----            ----
INTEREST INCOME
Interest and fees on loans                        $          1,861  $      1,675
Interest and dividends on investment securities                226           246
Interest on federal funds sold                                  40            24
Interest on due from bank deposits                               1             0
                                                  ----------------  ------------
TOTAL INTEREST INCOME                                        2,128         1,945

INTEREST EXPENSE
Interest on deposits                                         1,024           804
Interest on advances from Federal Home Loan Bank                27            74
                                                  ----------------  ------------
TOTAL INTEREST EXPENSE                                       1,051           878
                                                  ----------------  ------------

NET INTEREST INCOME                                          1,077         1,067

Provision for loan losses                                       15             0
                                                  ----------------  ------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              1,062         1,067

OTHER INCOME
Service charges on deposits                                     71            66
Other income                                                    31            44
                                                  ----------------  ------------
TOTAL OTHER INCOME                                             102           110

OTHER EXPENSES
Salaries and employee benefits                                 483           471
Occupancy and equipment, net                                   172           153
Bank and ATM charges                                            30            27
Credit card                                                     14            18
Data processing                                                 40            35
Directors fees                                                  14            14
Examination and accounting fees                                 29            35
State and other taxes                                           31            29
Postage and courier                                             33            31
Supplies and printing                                           32            26
Other expenses                                                 110            90
                                                  ----------------  ------------
TOTAL OTHER EXPENSES                                           988           929
                                                  ----------------  ------------

INCOME BEFORE FEDERAL INCOME
TAX EXPENSE                                                    176           248

Federal income tax expense                                      54            83
                                                  ----------------  ------------

NET INCOME                                        $            122  $        165
                                                  ================  ============

EARNINGS PER SHARE:
Basic                                             $           0.21  $       0.30
Diluted                                           $           0.21  $       0.30


See  accompanying  notes.



                                                  EXCHANGE BANCSHARES, INC.
                                                         LUCKEY, OHIO
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            Year ended December 31, 2000 (audited) and March 31, 2001 (unaudited)


                                             Number of shares                                      Amounts
                 ----------------            ---------------          ---------------------------------------------------------
                                                                                           (Dollars in thousands)
                                                                                           ----------------------

                                                                                                                Accumulated
                                                                             Additional                            other
                                             Common      Treasury   Common    paid-in    Retained   Treasury   comprehensive
                                              stock        stock     stock    Capital    Earnings     stock        income
                                          -------------  ---------  -------  ---------  ----------  ---------  --------------
December 31, 1999                              552,239           0  $ 2,761  $  4,382   $   2,206   $       0  $          (89)

Net income                                                                                    686
Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax of $88                                                                                                    170
Comprehensive income

Cash dividends declared ($.50 per share)                                                     (285)

5% stock dividend declared                      27,420                  137       567        (704)

Issuance of common stock                         5,844                   30       106          (6)

                                              --------              -------  --------  ----------              --------------
December 31, 2000                              585,503                2,928     5,055       1,897                          81

Net income                                                                                    122

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax $73                                                                                                       141
Comprehensive income
                                              --------       -----  -------  --------   ---------   ---------  ---------------
March 31, 2001                                 585,503           0  $ 2,928  $  5,055   $   2,019   $       0  $          222
                                              ========       =====  =======  ========   =========   =========  ==============


                                          Comprehensive
                                             income
                                          -------------
December 31, 1999

Net income                                    $686

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax of $88                         170
                                              ----
Comprehensive income                          $856
                                              ====
Cash dividends declared ($.50 per share)

5% stock dividend declared

Issuance of common stock


December 31, 2000

Net income                                    $122

Other comprehensive income-
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax $73                            141
                                              ----
Comprehensive income                          $263
                                              ====
March 31, 2001

See accompanying notes.
                                        5



                                     EXCHANGE BANCSHARES, INC.
                                           LUCKEY, OHIO
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          (Dollars in thousands)
                                                                        Unaudited       Unaudited
                                                                     3 Months Ended  3 Months Ended
                                                                     --------------  --------------
                                                                         March 31,      March 31,
                                                                         ---------      ---------
                                                                           2000            1999
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $           165    $      157
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                                          0             0
Depreciation                                                                      76            80
Goodwill amortization                                                              1             1
Deferred income taxes                                                             (1)            0
Investment securities amortization (accretion)                                    17            25
Originations of sale of loans held-for-sale                                        0             0
Proceeds from loans held-for-sale                                                 34           603
Changes in operating assets and liabilities:
Accrued interest receivable                                                      (38)            1
Accrued interest payable                                                          (6)           (2)
Other assets                                                                       9          (339)
Other liabilities                                                                (75)          325
                                                                     ----------------   -----------
Net cash provided by operating activities                                        182           851
                                                                     ----------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities                            0           275
Purchases of available-for-sale securities                                      (983)       (1,018)
Proceeds from maturities of available-for-sale securities                      2,927         2,400
Net increase in loans                                                         (2,391)       (2,002)
Purchases of premises and equipment                                              (12)          (31)
Proceeds from sale of other real estate owned                                      0             0
                                                                     ----------------   -----------
Net cash used in investing activities                                           (459)         (376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits             1,464           (78)
Certificates of deposit                                                          351          (478)
Payments on long-term Federal Home Loan Bank advances                             (2)           (1)
Payments on short-term Federal Home Loan Bank advances                        (1,000)            0
Dividends paid                                                                     0             0
                                                                     ----------------   -----------
Net cash provided by financing activities                                        813          (557)
                                                                     ----------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             536           (82)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 5,103         7,987
                                                                     ----------------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $         5,639    $    7,905
                                                                     ================   ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the three-month period for interest                 $           883    $      789
Cash paid during the three-month period for income taxes                          83             0

See  accompanying  notes.
                                        6

                            EXCHANGE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2001 (unaudited) and December 31, 2000


NOTE  1.     BASIS  OF  PRESENTATION
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of March 31, 2001, and December 31, 2000, and the results of operations for the three-months ended March 31, 2001 and 2000, and the cash flows for the three-months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three-months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES
Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                        (Dollars in thousands)

                                 Three months ended       Year ended
                                   March 31, 2001     December 31, 2000
                                 ------------------  ------------------

Balance beginning of period          $756                  $1,008
Provision for loan losses              15                      75
Loans charged-off                     (32)                   (406)
Recoveries on loans charged-off        72                      79
                                     -----                 -------
Balance, end of period               $811                  $  756
                                     =====                 =======

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK
Borrowings at March 31, 2001, consisted of one long-term advance totaling $131 thousand from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturity  of  the  advance  from  the  FHLB  is  as  follows:

                                             (Dollars  in  thousands)
                                    At March 31, 2001     At December 31, 2000
                                    -----------------     --------------------
                                        7


                                       Current
                                    Interest rate        Amount         Amount
                                    -------------       -------        -------
Fixed rate advance:
------------------
  Monthly principal and interest
  Due July 1, 2017                    6.85%              $   131        $   132
Variable rate advances:
----------------------
  Monthly interest payments
     Due February 12, 2001                                                1,000
     Due February 14, 2001                                                  500
     Due February 27, 2001                                                1,000


The aggregate minimum future annual principal payments on borrowings are $16 thousand in 2001, $15 thousand in 2002, $14 thousand in 2003, $12 thousand in 2004, $11 thousand in 2005, and $63 thousand after 2005.


NOTE  4.     REGULATORY  CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2001.

                                                (Dollars  in  thousands)

                                                                      Categorized as "Well
                                                                       Capitalized" Under
                                                      For Capital       Prompt Corrective
                                   Actual          Adequacy Purposes    Action Provisions
                                   ------          -----------------  -------------------
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                              ------     -----     ------     -----     ------     -----


Total Risk-Based Capital
   (to Risk-Weighted Assets)  $10,454    14.74%    $5,674     8.0%      $7,092     10.0%
Tier I Capital
   (to Risk-Weighted Assets)    9,643    13.60      2,837     4.0        4,255      6.0
Tier I Capital
   (to Average Assets)          9,643     9.25      3,127     3.0        5,212      5.0



                                        8

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


                                              For the Quarter Ended March 31, 2001
                                              ------------------------------------
                                             Income         Shares       Per Share
                                          (Numerator)    (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders                      $      121,812        585,503  $      0.21
Effect of dilutive securities:
                                                      0              0            0
                                         --------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions                      $      121,812        585,503  $      0.21
                                         ==============  =============  ===========


                                             For the Quarter Ended March 31, 2000
                                            --------------------------------------
                                            Income         Shares       Per Share
                                          (Numerator)   (Denominator)    (Amount)
Basic EPS
Income available to
Common shareholders                      $      164,733        579,851  $      0.28
Effect of dilutive securities:
                                                      0              0            0
                                         --------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions                      $      164,733        579,851  $      0.28
                                         ==============  =============  ===========



NOTE  6.     RECLASSIFICATIONS
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

GENERAL
The Company is a bank holding company whose activities are primarily limited to holding the stock of The Exchange Bank, Luckey, Ohio, ("Bank"). The Bank conducts a general banking business in northwest Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2001 and 2000.

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

The Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Company and the Bank may engage. The Bank is subject to supervision by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the

Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

The Bank conducts its business through its five offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood and Lucas and contiguous counties in northwest Ohio.

ACQUISITION  OR  DISPOSITION  OF  ASSETS
On June 11, 1998, the Company entered into a definitive agreement with Towne Bancorp, Inc., an Ohio corporation located in Perrysburg, Ohio ("Towne Bancorp"), and Towne Bank, a wholly-owned subsidiary of Towne Bancorp, pursuant to which the Company agreed to purchase one million shares of original issue common stock of Towne Bank for an aggregated purchase price of $2 million ("Agreement"). On June 19, 1998, the parties entered into a Merger Agreement whereby Towne Bank would merge with and into The Exchange Bank, the wholly owned subsidiary bank of the Company, with The Exchange Bank being the surviving bank in the merger ("Merger"). Cash consideration for the Merger was paid to Towne Bancorp in exchange for the remaining common stock of Towne Bank held by Towne Bancorp. The cash consideration paid to Towne Bancorp pursuant to the Merger Agreement consisted of $1.5 million to be adjusted upward or downward on a dollar for dollar basis based upon the amount of capital in Towne Bank's capital account that was greater than or less than $1 million at the Closing of the transaction, with a minimum purchase price of $1 million. The actual cash consideration paid to Towne Bancorp at the Closing was $1.1 million of which 25% was held back by the Company in an escrow account for a period of six months from Closing against which the Company may collect for any breaches of the representations, warranties and covenants given by Towne Bancorp and Towne Bank in the Agreement. The transactions contemplated by both the Agreement and by the Merger were consummated on June 19, 1998.

Concurrently, on June 18, 1998, the Bank purchased the two parcels of real estate that contained the main office and the one branch of Towne Bank in Perrysburg and Sylvania, Ohio, respectively. Exchange Bancshares, Inc. and Ms. Carol Haas entered into a real estate purchase agreement on May 19, 1998 whereby the Company or its subsidiary would purchase the two parcels for $2.6 million, contingent upon the consummation of the transactions contemplated by the Agreement and the Merger Agreement. The purchase was closed into escrow on June 18, 1998, and the funds were released on June 19, 1998 upon the consummation of the Agreement and Merger Agreement.

The Exchange Bank is an Ohio state-chartered bank which, prior to the transaction described herein, operated from its main office in Luckey, Ohio and through two branches located in Holland and Walbridge, Ohio.

The following discussion under the captions "Changes in Financial Condition" and "Results of Operations", i.e. comparisons and comments, are intended to assist the reader in understanding the operating results of the Company for the periods presented.

                         CHANGES IN FINANCIAL CONDITION

At March 31, 2001, the consolidated assets of the Company totaled $106.6 million, an increase of $3.4 million, or 3.32% from $103.2 million at December 31, 2000. There has been some reallocation of funds from the investment and loan portfolios to federal funds sold during the three months ended March 31, 2001. The deposit portfolio increased by $5.6 million, or 6.22% while total borrowed funds decreased by $2.5 million.

Net loans receivable decreased by $741 thousand, or 0.94%, to $77.8 million at March 31, 2001, compared to $78.5 million at December 31, 2000. The majority of the decrease was in the real estate loan portfolio, while the other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

Investment securities decreased a net of $270 thousand, or 1.75%, from $15.4 million at December 31, 2000, to $15.2 million at March 31, 2001. The decrease was primarily the result of scheduled maturities of short-term investments being reinvested into similar securities and higher yielding federal funds sold.

Excess funds are temporarily invested in federal funds, which increased from $1.7 million at December 31, 2000, to $6.4 million at March 31, 2001.

Deposit liabilities increased $5.6 million during the three months ended March 31, 2001. Noninterest bearing deposits decreased $165 thousand, or 1.75%, while interest-bearing deposits increased $5.8 million, or 7.16%, during the period. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances. The Bank's first quarter deposit growth enabled management to reduce the amount of borrowed funds from $2.6 million at December 31, 2000 to $131 thousand at March 31, 2001.

Total shareholders' equity increased $263 thousand, or 2.64%, from $10.0 million at December 31, 2000, to $10.2 million at March 31, 2001. This increase was primarily the result of $122 thousand in earnings for the first three months in fiscal 2001, and an increase in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $141 thousand.

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

The Bank is subject to various regulatory capital requirements, which are administered by its primary federal regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors.

Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation). Management believes, as of March 31, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

At March 31, 2001, Exchange Bancshares had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

GENERAL. Net income decreased for the three months ended March 31, 2001, to $122 thousand, as compared to the three months ended March 31, 2000, $165 thousand, a decrease of $43 thousand. This decrease was primarily attributed to the increase of $59 thousand in other expenses and $15 thousand in provisions for possible loan losses. The reduction in applicable income taxes of $29 thousand and the increase in net interest income of $10 thousand helped to offset the expense increases.

INTEREST INCOME. Average earning assets have increase only slightly during the first quarter of 2001 which has contributed to an increase in interest income of $183 thousand, or 9.41%, for the three months ended March 31, 2001, compared to 2000. The increase was attributed to the additional loan income of $186 thousand and increased federal funds income of $16 thousands, which was offset by a decrease in investment income of $19 thousands.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $220 thousand, or 27.36%, for the three months ended March 31, 2001, as compared to the same period in 2000. Total deposits increased by $5.6 million comparing March 31, 2001 to March 31, 2000, the average interest paid on interest-bearing deposits increased by 62 basis points from 4.67% for the three months ended March 31, 2000, to 5.29% for the same period ended March 31, 2001. The FHLB advance interest expense during the three-month period ended March 31, 2001, decreased significantly as the Bank decreased their utilization of FHLB advances as a funding source. Interest expense on FHLB advances decreased $47 thousand in 2001 as compared to the same period in 2000. The average interest cost on advances during the first quarter of 2001 was 6.32%

PROVISION FOR LOAN LOSSES. There were $15 thousand in provisions for possible loan losses and there were net recoveries of $40 thousand during the three months ended March 31, 2001, compared to no loan loss provisions and net charge-offs of $18 thousand during the three months ended March 31, 2000. The $15 thousand provision was based upon the results of the ongoing loan review procedures as well as the composition of the loan portfolio. At March 31, 2001, the loan portfolio primarily consisted of loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk.

NON-INTEREST INCOME. Non-interest income decreased $8 thousand, or 7.27%, to $102 thousand for the three months ended March 31, 2001, from $110 thousand for the three months ended March 31, 2000. Service charges on deposit accounts increased $5 thousand while other income (primarily miscellaneous fee income associated with the sale of annuities and mutual funds) decreased by $13 thousand.

NON-INTEREST EXPENSE. Non-interest expense increased $59 thousand, or 6.35%, to $988 thousand for the three months ended March 31, 2001, from $929 thousand in the comparable period in 2000. Of this increase, $12 thousand was attributable to an increase in compensation and benefit expense in 2001, reflecting normal salary and benefit adjustments as well as staffing changes. There was an increase of $19 thousand in occupancy and equipment expense while the normal legal, accounting and examination expenses remained relatively constant, as did the remainder of the general expenses during the first quarter of 2001. The increase in other expense, $20 thousand, was due to an $11 thousand increase advertising expense, as well as normal increases in several other expenses.

INCOME TAXES. The provision for income taxes decreased $29 thousand for the three months ended March 31, 2001, compared with the prior year, primarily as a result of lower taxable income for the quarter.

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
               Not  Applicable

ITEM  6  -     EXHIBITS  AND  REPORTS  ON  FORM  8-K
               No report on Form 8-K was filed during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE  BANCSHARES,  INC.

Date:  May  15,  2000
       --------------------------  ---------------------------------
                                   /s/ Marion Layman
                                   Marion  Layman
                                   Chairman,  President,  and  Chief
                                   Executive Officer



Date:  May  15,  2000
       --------------------------  ---------------------------------
                                   /s/ Marion Layman
                                   Marion  Layman
                                   Principal  Accounting  and
                                   Financial  Officer