Form 10QSB/A
period 2001-03-31
EXCHANGE BANCSHARES INC
filed 2001-06-01
CIK 720912

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
                                              ====
March 31, 2001

See accompanying notes.
                                        5


                                  EXCHANGE  BANCSHARES,  INC.
                                         LUCKEY,  OHIO
                           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS




                                                                         (Dollars in thousands)


                                                                        Unaudited       Unaudited
                                                                     3 Months Ended  3 Months Ended
                                                                     --------------  --------------
                                                                         March 31,       March 31,
                                                                         ---------       ---------
                                                                           2001            2000
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $           122   $      165
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                                         15            0
Depreciation                                                                      79           76
Goodwill amortization                                                              2            1
Deferred income taxes                                                             36           (1)
Investment securities amortization (accretion)                                    12           17
Proceeds from loans held-for-sale                                                  0           34
Changes in operating assets and liabilities:
Accrued interest receivable                                                       14          (38)
Accrued interest payable                                                          10           (6)
Other assets                                                                    (124)           9
Other liabilities                                                                 40          (75)
                                                                     ----------------  -----------
Net cash provided by operating activities                                        206          182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                                    (1,028)        (983)
Proceeds from maturities of available-for-sale securities                      1,500        2,927
Net (increase) decrease in loans                                                 686       (2,391)
Purchases of premises and equipment                                              (17)         (12)
                                                                      ---------------  -----------
Net cash provided by (used in) investing activities                            1,141         (459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits             2,000        1,464
Certificates of deposit                                                        3,609          351
 Payments on long-term Federal Home Loan Bank advances                            (1)          (2)
 Payments on short-term Federal Home Loan Bank advances                       (2,500)      (1,000)
                                                                     ----------------  -----------
Net cash provided by financing activities                                      3,108          813
                                                                     ----------------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,455          536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,570        5,103
                                                                     ----------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $         9,025   $    5,639
                                                                     ================  ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the three-month period for interest                 $         1,041   $      883
Cash paid during the three-month period for income taxes                           0           83


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