Form 10QSB
period 2001-06-30
EXCHANGE BANCSHARES INC
filed 2001-08-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
        ENDED  June  30,  2001
[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
        __________  TO  __________

                       Commission file number  - 33-53596
                            EXCHANGE BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                   OHIO                          34-1721453
       ---------------------------     -----------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation  or  organization)
237  Main  Street
P.O.  Box  177,  Luckey,  Ohio                     43443
------------------------------                     -----
(Address  of  principal  executive  offices)   (Zip  Code)

(419)  833-3401

(Issuer's  telephone  number)
                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)
As of August 2, 2001, 585,503 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                                   FORM 10-QSB
                                      INDEX


     Page  Number
PART  I       FINANCIAL  INFORMATION

Item.  1.     Financial  Statements  (Unaudited)

              Condensed  consolidated  balance  sheets -                 3
                 June  30,  2001,  and  December  31,  2000

              Condensed  consolidated  statements  of  income -
                 Three  and  six  months  ended June 30, 2001, and 2000  4

              Consolidated  statements  of  changes
                 in  shareholders  equity -                              5
                 Periods ended June 30, 2001, and December 31, 2000

              Condensed consolidated statements of cash flows -          6
                 Six  months  ended  June  30,  2001,  and  2000

              Notes  to  consolidated  financial  statements -           7
                 June  30,  2001,  and  December  31,  2000

Item  2.      Management's  Discussion and Analysis of Financial         11
              Condition  and  Results  of  Operations

PART  II      OTHER  INFORMATION

Item  1.      Legal  Proceedings                                         17

Item 2.       Changes in Securities and Use of Proceeds                  17

Item  3.      Defaults  upon  Senior  Securities                         17

Item 4.       Submission of Matters to a Vote of Security Holders        17

Item  5.      Other  Information                                         17

Item  6.      Exhibits  and  Reports  on Form 8-K                        17

Signatures                                                               18


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                           CONSOLIDATED BALANCE SHEETS


                                                                     (Dollars in thousands)
                                                                 (Unaudited)             At
                                                                 At June 30,         December 31
                                                           -----------------------  -------------
                                                                    2001                2000
                                                           -----------------------  -------------
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions          $                3,754   $      2,816
Interest bearing demand deposits in banks                                      37             67
Federal funds sold                                                          9,473          1,687
                                                           -----------------------  -------------
Total cash and cash equivalents                                            13,264          4,570

Investment securities
Securities available-for-sale                                              13,625         15,335
Securities held-to-maturity, fair values of $101 and $101                     100            100
                                                           -----------------------  -------------
Total investment securities                                                13,725         15,435

Mortgage loans held-for-sale                                                    0              0

Loans                                                                      77,382         79,279
Allowance for loan losses                                                    (801)          (756)
                                                           -----------------------  -------------

Net loans                                                                  76,581         78,523

Premises and equipment, net                                                 3,377          3,449
Accrued interest receivable                                                   831            848
Deferred income taxes                                                           0            106
Other assets                                                                  442            224
                                                           -----------------------  -------------
TOTAL ASSETS                                               $              108,220   $    103,155
                                                           =======================  =============

LIABILITIES
Deposits:
Noninterest-bearing                                        $                9,633   $      9,446
Interest-bearing                                                           87,552         80,662
                                                           -----------------------  -------------
Total deposits                                                             97,185         90,108

Borrowed funds                                                                117          2,632
Accrued interest payable                                                      329            292
Deferred income taxes                                                          56              0
Other liabilities                                                             280            162
                                                           -----------------------  -------------
TOTAL LIABILITIES                                                          97,967         93,194

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares                                  0              0
authorized, 0 shares issued
Common shares ($5.00 par value) 750,000 shares                              2,928          2,928
authorized, 585,503 and 585,503 issued
Additional paid-in capital                                                  5,055          5,055
Retained earnings                                                           2,026          1,897
Accumulated other comprehensive income                                        244             81
                                                           -----------------------  -------------

TOTAL SHAREHOLDERS' EQUITY                                                 10,253          9,961
                                                           -----------------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $              108,220   $    103,155
                                                           =======================  =============
_____________________________
See accompanying notes




                                        EXCHANGE BANCSHARES, INC.
                                               LUCKEY, OHIO
                                    CONSOLIDATED STATEMENTS OF INCOME


                                                               (Dollars in thousands)
                                                       (Unaudited)              (Unaudited)
                                                     3 Months Ended            6 Months Ended
                                                 ----------------------       ----------------
                                                 June 30,        June 30,    June 30,   June 30,
                                                 --------        --------    --------   --------
                                                   2001            2000        2001       2000
                                                  ------          ------      ------     -------
INTEREST INCOME
Interest and fees on loans. . . . . . . . . . .  $ 1,843           $ 1,789     $ 3,704   $ 3,464
Interest and dividends on investment securities      233               219         459       465
Interest on federal funds sold. . . . . . . . .       92                31         132        55
Interest on due from bank deposits. . . . . . .        0                 0           1         0
                                                 --------          --------    -------    ------
TOTAL INTEREST INCOME . . . . . . . . . . . . .    2,168             2,039       4,296     3,984

INTEREST EXPENSE
Interest on deposits. . . . . . . . . . . . . .    1,066               833       2,090     1,637
Interest on borrowed funds. . . . .                    3                87          30       161
                                                 --------          --------    -------    ------
TOTAL INTEREST EXPENSE. . . . . . .                1,069               920       2,120     1,798
                                                 --------          --------    -------    -------

NET INTEREST INCOME . . . . . . . .                1,099             1,119       2,176     2,186

Provision for loan losses . . . . .                    0                 0          15         0
                                                 --------          --------    -------     ------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES . . . . . . . . . . .              1,099             1,119       2,161     2,186

OTHER INCOME
Service charges on deposits . . . . .                 78                77         149       143
Other income. . . . . . . . . . . . .                 22                54          53        98
                                                 --------          --------    -------     ------
TOTAL OTHER INCOME. . . . . . . . . .                100               131         202       241

OTHER EXPENSES
Salaries and employee benefits. . . .                492               460         975       931
Occupancy and equipment, net. . . . .                163               160         335       313
Bank and ATM charges. . . . . . . . .                 30                26          60        53
Credit card . . . . . . . . . . . . .                 15                15          29        33
Data processing . . . . . . . . . . .                 38                33          78        68
Directors fees. . . . . . . . . . . .                 20                20          34        34
Examination and accounting fees . . .                 48                42          77        77
State and other taxes . . . . . . . .                 31                28          62        57
Postage and courier . . . . . . . . .                 28                31          61        62
Supplies and printing . . . . . . . .                 31                39          63        65
Other expenses. . . . . . . . . . . .                124               127         234       217
                                                 --------          --------     ------    -------
TOTAL OTHER EXPENSES. . . . . . . . .              1,020               981       2,008     1,910
                                                 --------          --------     ------    -------

INCOME BEFORE FEDERAL INCOME
TAX EXPENSE . . . . . . . . . . . . .                179               269         355       517

Federal income tax expense. . . . . .                 55                72         109       155
                                                 --------          --------     ------    -------

NET INCOME. . . . . . . . . . . . . . . . . . .   $  124            $  197      $  246    $  362
                                                 ========          ========     ======    =======

EARNINGS PER SHARE:
Basic . . . . . . . . . . . . . . . . . . . . .  $  0.21           $  0.34     $  0.42    $ 0.62
Diluted . . . . . . . . . . . . . . . . . . . .  $  0.21           $  0.34     $  0.42    $ 0.62


See  accompanying  notes.

                                        8






                                               EXCHANGE BANCSHARES, INC.
                                                      LUCKEY, OHIO
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Year ended December 31, 2000 (audited) and Six Months ended June 30,  2001 (unaudited)

                                                     Number of shares                                         Amounts
                                                     ----------------                             -------------------------------
                                                                                                      (Dollars in thousands)
                                                                                                     -----------------------
                                                                                      Additional
                                                   Common          Treasury   Common    paid-in    Retained   Treasury
                                                   stock             stock     stock    Capital    Earnings     stock
                                                   -----             -----     -----    -------    --------     -----
December 31, 1999. . . . . . . . . . . .           552,239               0    $ 2,761  $ 4,382     $ 2,206     $    0

Net income . . . . . . . . . . . . . . .                                                               686
Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $88

Comprehensive income

Cash dividends declared ($.50 per share)                                                              (285)

5% stock dividend declared . . . . . . .            27,420                        137      567        (704)

Issuance of common stock . . . . . . . .             5,844               0         30      106          (6)
                                                  --------          ------     ------    ------      -------    ------
December 31, 2000. . . . . . . . . . . .           585,503               0      2,928    5,055       1,897           0

Net income . . . . . . . . . . . . . . .                                                               246

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax $83 . . . .

Comprehensive income .

Cash dividends declared ($.20 per share)                                                              (117)
                                                   --------          ------   -------  -------   --------     ---------
June 30, 2001. . . . . . . . . . . . . .            585,503               0   $ 2,928  $  5,055  $   2,026    $       0
                                                   ========          ======   =======  ========  =========    =========



                                            Accumulated
                                               other
                                           comprehensive     Comprehensive
                                               income            income
                                          ---------------    -------------
December 31, 1999                                  ($89)

Net income                                                       $686

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $88                                   170           170
                                                                 ----
Comprehensive income                                             $856
                                                                 ====

Cash dividends declared ($.50 per share)

5% stock dividend declared

Issuance of common stock                        ------

December 31, 2000. . . . . . . . . . . .            81

Net income                                                       $246

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax $83                                     163            163
                                                                 ----
Comprehensive income                                             $409
                                                                 ====
Cash dividends declared ($.20 per share)
                                                 ------
June 30, 2001. . . . . . . . . . . . . .         $  244
                                                 ======

___________________________
See accompanying notes




                                       EXCHANGE BANCSHARES, INC.
                                             LUCKEY, OHIO
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                             (Dollars in thousands)
                                                                                    Unaudited
                                                                                6 Months Ended
                                                                             ----------------------
                                                                            June 30,          June 30,
                                                                            --------          --------
                                                                              2001              2000
                                                                             ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    246          $   362
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses . . . . . . . . . . . . . . . . . . . . .               15                0
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .              156              153
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . .                4                1
Deferred income taxes . . . . . . . . . . . . . . . . . . . .                     79              (64)
Amortization (accretion). . . . . . . . . . . . .. . . . . .                      30               31
Proceeds from loans held-for-sale . . . . . . . . . .  . . .                       0               34
Changes in operating assets and liabilities:
Accrued interest receivable . . . . . . . . . .. . . . . . .                      17              (96)
Accrued interest payable. . . . . . . . . . . .. . . . . . .                      37                7
Other assets. . . . . . . . . . . . . . . . . .. . . . . . .                    (222)              (7)
Other liabilities . . . . . . . . . . . . . . .. . . . . . .                     118              (41)
                                                                            --------          --------
Net cash provided by operating activities . . .. . . . . . .                     480              380
                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities.. . . . . . . . .                  (1,516)          (2,491)
Proceeds from maturities of available-for-sale securities  .                   3,442            4,000
Proceeds from sale of available-for-sale securities . . .  .                       0               77
Net (increase) decrease in loans. . . . . . . . . . . . .  .                   1,927           (6,241)
Purchases of premises and equipment . . . . . . . . . . . ..                     (84)             (77)
                                                                            ---------          --------
 Net cash used in investing activities. . . . . . . . . . ..                   3,769           (4,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits.            1,905              (50)
Certificates of deposit . . . . . . . . . . . . . . . . . . . . . .            5,172              842
Net decrease in short-term borrowings . . . . . . . . . . . . . . .           (2,500)           2,502
Payments on long-term Federal Home Loan Bank advances . . . . . . .              (15)             (19)
Sale of Common Stock. . . . . . . . . . . . . . . . . . . . . . . .                0               54
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .             (117)            (115)
                                                                             --------          -------
 Net cash provided by (used in) financing activities. . . . . . . .            4,445            3,214
                                                                             --------          -------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .            8,694           (1,138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .            4,570            5,103
                                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .          $13,264          $ 3,965
                                                                             ========         ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the six-month period for interest. . . . . . . . .          $ 2,083          $ 1,721
Cash paid during the six-month period for income taxes. . . . . . .              146              219
__________________________
See accompanying notes

                            EXCHANGE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2001 (unaudited) and December 31, 2000


NOTE  1.     BASIS  OF  PRESENTATION
In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Exchange Bancshares, Inc.'s ("Company") financial condition as of June 30, 2001, and December 31, 2000, and the results of operations for the three- and six-months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES
Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:




                                               (Dollars in thousands)

                                        Six months ended       Year ended
                                         June 30, 2001      December 31, 2000
                                       ------------------  -------------------
Balance, beginning of period           $             756   $            1,008
Provision for loan losses . . . . . .                 15                   75
Loans charged-off . . . . . . . . . .               (110)                (406)
Recoveries on loans charged-off . . .                140                   79
                                       ------------------  -------------------
Balance, end of period. . . . . . . .  $             801   $              756
                                       ==================  ===================

NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK
Borrowings at June 30, 2001, consisted of one long-term advance totaling $117,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The advance is collateralized by all shares of FHLB stock owned by The Exchange Bank, Luckey, Ohio, ("Bank") and by the Bank's qualified mortgage loan portfolio.


Scheduled  maturity  of  the  advance  from  the  FHLB  is  as  follows:




                                                   (Dollars in thousands)
                                          At June 30, 2001   At December 31, 2000
                                         -----------------  ---------------------
                                        Current
                                     Interest rate           Amount          Amount
                                   -----------------  ---------------------  -------
Fixed rate advance:
---------------------------------
  Monthly principal and interest
  Due July 1, 2017. . . . . . . .        6.85%               $   117         $   132
Variable rate advances:
---------------------------------
  Monthly interest payments
     Due February 12, 2001. . . .                                              1,000
     Due February 14, 2001. . . .                                                500
     Due February 27, 2001. . . .                                              1,000


The aggregate minimum future annual principal payments on borrowings are $2,000 in 2001, $11,000 in 2002, $11,000 in 2003, $10,000 in 2004, and $83,000 after
2005.


NOTE  4.     REGULATORY  CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2001.




                                                                     (Dollars in thousands)
                                                                                                 Categorized as "Well
                                                                                                   Capitalized" Under
                                                                          For Capital              Prompt Corrective
                                                 Actual                Adequacy Purposes           Action Provisions
                                                 ------                -----------------         --------------------
                                          Amount        Ratio         Amount        Ratio         Amount        Ratio
                                          ------        -----         ------        -----         ------        -----
Total Risk-Based Capital
  (to Risk-Weighted Assets)               $10,403       14.43%        $ 5,767       8.0%          $ 7,209       10.0%

Tier I Capital
  (to Risk-Weighted Assets)                 9,602       13.32           2,884       4.0             4,355        6.0

Tier I Capital
   (to Average Assets)                      9,602        8.88           3,245       3.0             5,408        5.0





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



                                                              For the Quarter Ended June 30, 2001
                                                             -------------------------------------
                                                       Income                     Shares       Per Share
                                                     (Numerator)               (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders. . . . . . . . . .  $                             124,283        585,503  $      0.21
Effect of dilutive securities:
None . . . . . . . . . . . . . . . . .                                      0              0            0
                                        -------------------------------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions. . . . . . . . . .  $                             124,283        585,503  $      0.21
                                        =====================================  =============  ===========


                                                             For the Quarter Ended June 30, 2000
                                                           --------------------------------------
                                                        Income                    Shares      Per Share
                                                      (Numerator              (Denominator)    (Amount)
Basic EPS
Income available to
Common shareholders                     $                             197,702        584,966  $      0.34
Effect of dilutive securities:
None                                                                        0              0            0
                                        -------------------------------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions                     $                             197,702        584,966  $      0.34
                                        =====================================  =============  ===========


                                                                 For the Six Months Ended June 30, 2001
                                                                ----------------------------------------
                                                            Income                      Shares       Per Share
                                                         (Numerator)                 (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders . . . . . . . . . . .  $                                246,094        585,503  $      0.42
Effect of dilutive securities:
None. . . . . . . . . . . . . . . . . . .                                         0              0            0
                                           ----------------------------------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions . . . . . . . . . . .  $                                246,094        585,503  $      0.42
                                           ========================================  =============  ===========


                                                                For the Six Months Ended June 30, 2000
                                                               ----------------------------------------
                                                          Income                         Shares     Per Share
                                                        (Numerator)                  (Denominator)   (Amount)
Basic EPS
Income available to
Common shareholders . . . . . . . . . . .  $                                362,435        582,408  $      0.62
Effect of dilutive securities:
                                                                                  0              0            0
                                           ----------------------------------------  -------------  -----------
Diluted EPS
Income available to
Common shareholders +
Assumed conversions . . . . . . . . . . .  $                                362,435        582,408  $      0.62
                                           ========================================  =============  ===========


NOTE  6.     RECLASSIFICATIONS
Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.


                            EXCHANGE BANCSHARES, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF
                                   OPERATIONS
SAFE  HARBOR  CLAUSE
This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state
regulations.  These  factors  should  be  considered  in       evaluating    the
forward-looking statements, and undue reliance should not be placed on such statements.

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

Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 2001 and 2000.

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



                         CHANGES IN FINANCIAL CONDITION

At June 30, 2001, the consolidated assets of the Company totaled $108.2 million, an increase of $5.1 million, or 4.91% from $103.1 million at December 31, 2000. There has been some reallocation of funds, from the investment portfolio and the loan portfolios to federal funds sold during the six months ended June 30, 2001. The deposit portfolio increased by $7.1 million, or 7.85%, from $90.1 million at December 31, 2000.

Net loans receivable decreased by $1.9 million, or 2.47%, to $76.6 million at June 30, 2001, compared to $78.5 million at December 31, 2000. The majority of the decrease was in the real estate loan portfolio, with the commercial portfolio showing slight growth. The other loan portfolios remained relatively constant with the new loan demand equaling loan repayments.

Investment securities decreased a net of $1.7 million, or 11.08%, from $15.4 million at December 31, 2000, to $13.7 million at June 30, 2001. The decrease was primarily the result of scheduled maturities of short-term investments being rolled into higher earning commercial loan production as a part of the Company's ongoing strategy to expand their loan product base, and into more liquid federal funds.

Excess funds are temporarily invested in federal funds, which increased from $1.7 million at December 31, 2000, to $9.5 million at June 30, 2001. This increase was primarily funded by the increase in deposits.

Deposit liabilities increased $7.1 million during the six months ended June 30, 2001. Noninterest bearing deposits increased $187,000, or 1.98%, while interest-bearing deposits increased $6.9 million, or 8.54%, during the period. Management attributes the increase to the maintaining of competitive rates in our market area. Interest credited on accounts also contributed to the shift in deposit balances.

Total shareholders' equity increased $292,000, or 2.93%, from $10.0 million at December 31, 2000, to $10.3 million at June 30, 2001. This increase was primarily the result of $246,000 in earnings for the first six months in fiscal 2001, and an increase in accumulated comprehensive income (unrealized gains on securities available-for-sale) of $163,000, which more than covered the payment of cash dividends of $117,000.

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

The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand
and  deposit  fluctuations  without  a  material  adverse  impact  on        net
income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term
liquidity       needs.       These  include,    but  are  not    restricted  to,
advances from the FHLB, Federal Funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

The Bank is subject to various regulatory capital requirements, which are administered by its primary federal regulator, the Federal Reserve Bank ("FRB"). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation). Management believes, as of June 30, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

At  June  30,  2001, Exchange Bancshares, Inc. had no material commitments   for
capital expenditures.

                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

GENERAL. Net income decreased for the three months ended June 30, 2001, to $124,000, as compared to the three months ended June 30, 2000, $197,000, a decrease of $73,000, or 37.06%. This decrease was primarily attributed to the decreases in net interest income, the majority of which were directly related to the decrease in the loan portfolio, and the $31,000 in other income. This is discussed in greater detail under the captions "Interest Income" and "Interest Expense."

INTEREST INCOME. Average earning assets have increased by $4.1 million during the second quarter of 2001 which contributed to an increase in interest income of $129,000, or 6.33%, for the three months ended June 30, 2001, compared to the same three month period in 2000. The increase was attributed to the additional $54,000 income from lending activities, as well as increases in interest income of $14,000 from investment securities and $61,000 from federal funds sold. The overall yield on average interest-earning assets decreased 21 basis points, or 0.21%, during the second quarter of fiscal 2001 as compared to 2000, from 8.64% to 8.43%.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $233,000, or 27.97%, for the three months ended June 30, 2001, as compared to the same period in 2000. Average interest-bearing deposits increased by $13.9 million comparing the three month period ended June 30, 2001 to June 30, 2000, and the average interest paid on interest-bearing deposits increased by 30 basis points from 4.59% for the three months ended June 30, 2000, to 4.89% for the same period ended June 30, 2001. The FHLB advance interest expense during the three-month period ended June 30, 2001, decreased by $84,000 in 2001 compared to the same three-month period in 2000. The Bank has had to rely less heavily on advances from the FHLB as an alternate source of funding due to decreases in real estate loans. The additional $233,000 in interest expense on deposit accounts in 2001 was attributed to general interest rate increases on new and existing account balances, and to the strong growth in deposits that the bank has experienced in 2001.

PROVISION FOR LOAN LOSSES. There were no provisions for possible loan losses and there were net charge-offs of $10,000 during the three months ended June 30, 2001, compared to no provisions and net charge-offs of $92,000 during the three months ended June 30, 2000. Provisions for possible loan losses are based upon management's assessment of the results obtained from the ongoing loan review process and the composition, or makeup, of the loan portfolio. Currently, the loan portfolio consists primarily of loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk, as well as the reserves associated with the recent bank acquisition.

NON-INTEREST INCOME. Non-interest income decreased $31,000, or 23.66%, to $100,000 for the three months ended June 30, 2001, from $131,000 for the three months ended June 30, 2000. Service charges on deposit accounts increased $1,000 while other income, primarily commissions and fees associated with the sale of alternative investment products, decreased by $32,000.

NON-INTEREST EXPENSE. Non-interest expense increased $39,000, or 3.98%, to $1.0 million for the three months ended June 30, 2001, from $981,000 in the comparable period in 2000. Of this increase, $32,000 was attributable to an increase in salaries and employee benefits. Generally speaking, the majority of the other operating expenses remained relatively constant, either increasing or decreasing slightly from period to period.

INCOME TAXES. The provision for income taxes decreased $17,000 for the three months ended June 30, 2001, compared with the prior year, primarily as a result of decreased taxable income for the quarter.


COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000.

GENERAL

Net income decreased for the six months ended June 30, 2001, to $246,000, as compared to the six months ended June 30, 2000, $362,000, a decrease of $116,000. This was primarily attributed to the decreases in the net interest income of $10,000, and non-interest income of $39,000, while the various operating expenses increased by $98,000 from 2000 to 2001. The additional expenses related to the acquisition and operation of the offices associated with the Towne Bank acquisition are no longer having a significant negative effect on the overall profitability of the Bank. These are discussed in greater detail under the captions "Non-Interest Income" and "Non-Interest Expense."

INTEREST INCOME. Average earning assets have continued to increase during the six months of 2001 which has contributed to an increase in interest income of $312,000, or 7.83%, for the six months ended June 30, 2001, compared to 2000. The increase was attributed to the additional loan income of $240,000, federal funds sold income of $77,000, and $1,000 from interest-bearing correspondent bank deposit balances, which were offset by decreases in interest and dividends on investment securities of $6,000.

INTEREST EXPENSE. Interest expense on deposit liabilities increased $453,000 for the six months ended June 30, 2001, as compared to the same period in 2000. Average interest-bearing deposits decreased by $13.0 million comparing the six months period ended June 30, 2001 to June 30, 2000, and the average interest paid on interest-bearing deposits increased by 27 basis points from 4.67% for the six months ended June 30, 2000, to 4.94% for the same period ended June 30, 2001. The FHLB advance interest expense during the six-month period ended June 30, 2001, decreased as the utilization of advances became less prevalent as an alternative funding source. The interest expense associated with the FHLB advances decreased to $30,000 from $161,000 in the same six-month period in 2000, although the interest cost increased from 6.34% at June 30, 2000 to 6.41% at June 30, 2001.

PROVISION FOR LOAN LOSSES. There were provisions for loan losses of $15,000 and net recoveries of $30,000 during the six months ended June 30, 2001, compared to no provisions and net charge-offs of $110,000 during the six months ended June 30, 2000. The level of the provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

NON-INTEREST INCOME. Non-interest income decreased $39,000, or 16.18%, to $202,000 for the six months ended June 30, 2001, from $241,000 for the six months ended June 30, 2000. Service charges on deposit accounts increased $6,000, while other income, primarily miscellaneous fee income associated with the sale of alternative investment products, decreased by $45,000.

NON-INTEREST EXPENSE. Non-interest expense increased $98,000, or 5.13%, to $2.0 million for the six months ended June 30, 2001, from $1.9 million in the comparable period in 2000. Of this increase, $44,000 was attributable to an increase in compensation and benefit expense in 2001, reflecting normal salary and benefit adjustments as well as additional staffing. The increase of $22,000 in occupancy and equipment is primarily attributable to the two new office locations and equipment upgrades. The normal legal, accounting and examination expenses remained relatively constant with the remainder of the general expenses increasing slightly over the levels experienced during the same six-month period in 2000.

INCOME TAXES. The provision for income taxes decreased $46,000 for the six months ended June 30, 2001, compared with the prior year, primarily as a result of lower taxable income for the six-month period

20


                            EXCHANGE BANCSHARES, INC.
                           PART II - OTHER INFORMATION


ITEM  1  -     LEGAL  PROCEEDINGS
               Not  Applicable

ITEM  2  -     CHANGES  IN  SECURITIES
               Not  Applicable

ITEM  3  -     DEFAULTS  UPON  SENIOR  SECURITIES
               Not  Applicable

ITEM  4  -     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
               CERTIFICATE  AND  REPORT  OF  JUDGES

               The undersigned duly appointed Judges of Election of Exchange Bancshares, Inc. (the "Company") do hereby certify that:

               The Annual Meeting of Shareholders ("Annual Meeting") of the Company will be held at the Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio on May 16, 2001 following the shareholders' dinner at 6:30 p.m.

               According to the certified list of shareholders which was presented at the Annual Meeting, there were 585,503 votes entitled to be cast at the Annual Meeting, of which 292,752 represented a majority. There were present at the Annual Meeting, in person or by proxy, 456,695 shares, at least a majority of the outstanding votes entitled to vote.

               The undersigned inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy. The following is a record of the votes cast in connection with the various propositions presented at the Annual Meeting:

               Proposal  1:

               RESOLVED, that Joseph R. Hirzel, Rolland I. Huss and Marion Layman be elected to the Board of Directors of the Company for three-year terms expiring in 2004.

               Joseph  R.  Hirzel     Number  of  Votes  For         456,505
                                             Percentage                   78%
                                   Number  of  Votes  Withheld           190
                                             Percentage                  .03%

               Rolland  I.  Huss       Number  of  Votes  For        456,375
                                             Percentage                   78%
                                   Number  of  Votes  Withheld           320
                                             Percentage                 .055%

               Marion  Layman          Number  of  Votes  For        456,505
                                             Percentage                   78%
                                    Number  of  Vote  Withheld           190
                                             Percentage                  .03%

               Proposal  No.  2

               RESOLVED, that the appointment by the Board of Directors of the firm of Dixon, Francis, Davis, and Company as independent accountants of the Company for the fiscal year ending December 31, 2001 be ratified and approved in all respects.

                              FOR          AGAINST          ABSTAIN
                              ---          -------          -------
        Number of Votes     453,017          414              3,265
                            -------          ---              -----

        Percentage               77          .07                .56
                                 --          ---                ---

ITEM  5  -     OTHER  INFORMATION
               Not  Applicable

ITEM  6  -     EXHIBITS  AND  REPORTS  ON  FORM  8-K
               No report on Form 8-K was filed during the quarter ended
               March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE  BANCSHARES,  INC.

August  13,  2001
                                      -------------------------------
Date                                  Marion  Layman
                                      Chairman, President, and Chief
                                      Executive Officer

August  13,  2001
                                      -------------------------------
Date                                  Marion  Layman
                                      Principal Accounting and
                                      Financial Officer