Form 10QSB
period 2001-09-30
EXCHANGE BANCSHARES INC
filed 2001-11-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED  September  30,  2001

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
---------  TO ---------

                       Commission file number  - 33-53596
                       ----------------------------------

                            EXCHANGE BANCSHARES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

             OHIO                                34-1721453
             ----                                ----------
(State or other jurisdiction of      (I.R.S. Employer Identification  No.)
incorporation  or  organization)

     237  Main  Street
     -----------------
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

As of October 31, 2001, 585,503 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                                   FORM 10-QSB
                                      INDEX


                                                                Page Number
PART  I     FINANCIAL  INFORMATION

Item.  1.     Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets                                  3
September  30,  2001,  and  December  31,  2000

Condensed  consolidated  statements  of  income
Three  and  nine months ended September 30, 2001, and 2000                4

Consolidated  statements  of  changes
in  shareholders  equity                                                  5
Periods  ended  September  30,  2001,  and  December  31,  2000

Condensed  consolidated  statements  of  cash  flows                      6
Nine  months  ended  September  30,  2001,  and  2000

Notes  to  consolidated  financial  statements                            7
September  30,  2001,  and  December  31,  2000

Item  2.      Management's  Discussion and Analysis of Financial         11
Condition  and  Results  of  Operations

PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                          18

Item  2.     Changes in Securities and Use of Proceeds                   18

Item  3.     Defaults  upon  Senior  Securities                          18

Item  4.     Submission of Matters to a Vote of Security Holders         18

Item  5.     Other  Information                                          18

Item  6.     Exhibits  and  Reports  on Form 8-K                         18

Signatures                                                               19


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                              (Dollars in thousands)

                                                         (Unaudited)
                                                          At                At
                                                          September 30,     December  31,
                                                          --------------    -------------
                                                          2001               2000
                                                          ----               ----

ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions . . .  $  2,868             $  2,816
Interest bearing demand deposits in banks . . . . . . .        26                   67
Federal funds sold. . . . . . . . . . . . . . . . . . .    10,796                1,687
                                                         ---------            ---------
Total cash and cash equivalents . . . . . . . . . . . .    13,690                4,570

Investment securities
Securities available-for-sale . . . . . . . . . . . . .    14,394               15,335
Securities held-to-maturity, fair values of $0 and $101         0                  100
                                                         ---------            ---------
Total investment securities . . . . . . . . . . . . . .    14,394               15,435

Mortgage loans held-for-sale. . . . . . . . . . . . . .         0                    0

Loans . . . . . . . . . . . . . . . . . . . . . . . . .    78,665               79,279
Allowance for loan losses . . . . . . . . . . . . . . .      (790)                (756)
                                                         ---------            ---------

Net loans . . . . . . . . . . . . . . . . . . . . . . .    77,875               78,523

Premises and equipment, net . . . . . . . . . . . . . .     3,465                3,449
Accrued interest receivable . . . . . . . . . . . . . .       939                  848
Deferred income taxes . . . . . . . . . . . . . . . . .         0                  106
Other assets. . . . . . . . . . . . . . . . . . . . . .       500                  224
                                                         ---------            ---------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $110,863             $103,155
                                                         =========            =========

LIABILITIES
Deposits:
Noninterest-bearing . . . . . . . . . . . . . . . . . .  $ 10,489             $  9,446
Interest-bearing. . . . . . . . . . . . . . . . . . . .    88,982               80,662
                                                         ---------            ---------
Total deposits. . . . . . . . . . . . . . . . . . . . .    99,471               90,108

Borrowed funds. . . . . . . . . . . . . . . . . . . . .       116                2,632
Accrued interest payable. . . . . . . . . . . . . . . .       367                  292
Deferred income taxes . . . . . . . . . . . . . . . . .       103                    0
Other liabilities . . . . . . . . . . . . . . . . . . .       318                  162
                                                         ---------            ---------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .   100,375               93,194

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares. . . . .         0                    0
authorized, 0 shares issued
Common shares ($5.00 par value) 750,000 shares. . . . .     2,928                2,928
authorized, 585,503 and 585,503 issued
Additional paid-in capital. . . . . . . . . . . . . . .     5,055                5,055
Retained earnings . . . . . . . . . . . . . . . . . . .     2,164                1,897
Accumulated other comprehensive income. . . . . . . . .       341                   81
                                                         ---------            ---------

TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . .    10,488                9,961
                                                         ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .  $110,863             $103,155
                                                         =========            =========

-------------------------
See  accompanying  notes.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                                   (Dollars in thousands)
                                               (Unaudited)         (Unaudited)
                                               3  Months  Ended     9  Months  Ended
                                               ----------------     ----------------
                                                  September 30,     September 30,
                                                  -------------     -------------
                                                  2001     2000     2001      2000
                                                  ----     ----     ----      ----


INTEREST INCOME
Interest and fees on loans. . . . . . . . . . .  $1,787    $1,892   $5,491  $5,356
Interest and dividends on investment securities     210       231      669     696
Interest on federal funds sold. . . . . . . . .      88        36      220      91
Interest on due from bank deposits. . . . . . .       0         1        1       1
                                                 ------    ------   ------  ------
TOTAL INTEREST INCOME . . . . . . . . . . . . .   2,085     2,160    6,381   6,144

INTEREST EXPENSE
Interest on deposits. . . . . . . . . . . . . .   1,053       908    3,143   2,545
Interest on borrowed funds. . . . . . . . . . .       2       109       32     270
                                                 ------    ------   ------  ------

TOTAL INTEREST EXPENSE. . . . . . . . . . . . .   1,055     1,017    3,175   2,815
                                                 ------    ------   ------  ------
NET INTEREST INCOME . . . . . . . . . . . . . .   1,030     1,143    3,206   3,329

Provision for loan losses . . . . . . . . . . .       0         0       15       0
                                                 ------    ------   ------  ------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES . . . . . . . . . . .   1,030     1,143    3,191   3,329

NON INTEREST INCOME
Service charges on deposits . . . . . . . . . .      87        76      236     219
Other income. . . . . . . . . . . . . . . . . .      54        35      107     133
                                                 ------    ------   ------  ------
TOTAL NON INTEREST INCOME . . . . . . . . . . .     141       111      343     352

NON INTEREST EXPENSE
Salaries and employee benefits. . . . . . . . .     519       483    1,494   1,414
Occupancy and equipment, net. . . . . . . . . .     145       154      480     467
Bank and ATM charges. . . . . . . . . . . . . .      30        28       90      81
Credit card . . . . . . . . . . . . . . . . . .      15        13       44      47
Data processing . . . . . . . . . . . . . . . .      37        35      115     103
Directors fees. . . . . . . . . . . . . . . . .      15        14       49      48
Examination and accounting fees . . . . . . . .      25        49      102     125
State and other taxes . . . . . . . . . . . . .      32        29       94      86
Postage and courier . . . . . . . . . . . . . .      28        33       89      95
Supplies and printing . . . . . . . . . . . . .      28        33       91      99
Other expenses. . . . . . . . . . . . . . . . .     109       105      343     321
                                                 ------    ------   ------  ------
TOTAL NON-INTEREST EXPENSE. . . . . . . . . . .     983       976    2,991   2,886
                                                 ------    ------   ------  ------

INCOME BEFORE FEDERAL
INCOME TAX EXPENSE. . . . . . . . . . . . . . .     188       278      543     795

Federal income tax expense. . . . . . . . . . .      50        89      159     243
                                                 ------    ------   ------  ------

NET INCOME. . . . . . . . . . . . . . . . . . .  $  138    $  189   $  384  $  552
                                                 ======    ======   ======  ======

EARNINGS PER SHARE:
Basic . . . . . . . . . . . . . . . . . . . . .  $ 0.24    $ 0.32   $ 0.66  $ 0.94
Diluted . . . . . . . . . . . . . . . . . . . .  $ 0.24    $ 0.32   $ 0.66  $ 0.94

-------------------------
See  accompanying  notes.


                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2000 (AUDITED) AND NINE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------
                                  (UNAUDITED)


                                          Number  of  shares                                  Amounts
                                          ------------------                                  -------
                                                                                      (Dollars  in  thousands)
                                                                                      ------------------------




                                                                                                            Other
                                                                      Additional                           compre-   Compre-
                                          Common   Treasury  Common     paid-in     Retained   Treasury    hensive   hensive
                                           stock    stock     stock     Capital     Earnings     stock     income    income
                                          -------  --------  -------  -----------  ----------  ---------  ---------  --------


December 31, 1999. . . . . . . . . . .  .  552,239      0     $ 2,761  $  4,382      $  2,206    $  0       ($89)
Net income                                                                                686                           $ 686
Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $88                                                                                            170          170
                                                                                                                       ------
Comprehensive income                                                                                                   $  856
                                                                                                                       ======
Cash dividends declared ($.50 per share)                                                 (285)
5% stock dividend declared . . . . . .  .   27,420                137       567          (704)
Issuance of common stock . . . . . . . .     5,844      0          30       106            (6)
                                           ------    ----       -----     -----         ------    ---       ----      ------
December 31, 2000. . . . . . . . . . . .   585,503      0       2,928     5,055         1,897       0         81
Net income                                                                                384                         $  384

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax $134                                                                                              260          260
                                                                                                                       ------
Comprehensive income                                                                                                   $  644
                                                                                                                       ======
Cash dividends declared ($.20 per share)                                                 (117)

                                           ------   -----     ------     -------    -------      ----     ------
September 30, 2001 . . . . . . . . . . .   585,503      0     $ 2,928    $5,055      $  2,164     $  0    $  341
                                           =======  =====     =======    ========    ========     ====    =======

-------------------------
See  accompanying  notes.


                                EXCHANGE BANCSHARES, INC.
                                      LUCKEY, OHIO
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------

                                                                 (Dollars in thousands)
                                                                        Unaudited
                                                                      9 Months Ended
                                                                       --------------
                                                               September 30,     September 30,
                                                               -------------     -------------
                                                                       2001               2000
                                                                       ----               ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   384   $   552
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .       15         0
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      215       231
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . . .        5         2
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       75       147
Amortization (accretion) . . . . . . . . . . . . . . . . . . . . . .       26        44
Proceeds from loans held-for-sale. . . . . . . . . . . . . . . . . .        0        34
Changes in operating assets and liabilities:
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . .      (91)     (255)
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .       75        42
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (282)     (158)
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      157       (15)
                                                                      --------  --------
Net cash provided by operating activities. . . . . . . . . . . . . .      579       624
                                                                      --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities. . . . . . .      100         0
Purchases of available-for-sale. . . . . . . . . . . . . . . . . . .   (3,133)   (4,015)
Proceeds from maturities of available-for-sale securities. . . . . .    4,442     5,700
Proceeds from sale of available-for-sale securities. . . . . . . . .        0        77
Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . .      633    (7,683)
Purchase of premises and equipment . . . . . . . . . . . . . . . . .     (231)      (96)
                                                                      --------  --------
 Net cash used in financing activities . . . . . . . . . . . . . . .    1,811    (6,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
 Noninterest-bearing, interest-bearing demand, and savings deposits.    5,266     1,215
 Certificates of deposit . . . . . . . . . . . . . . . . . . . . . .    4,097     3,531
Proceeds from long-term Federal Home Loan Bank advances. . . . . . .        0       500
Payments on long-term Federal Home Loan Bank advances. . . . . . . .   (2,516)      (19)
Sale of common stock . . . . . . . . . . . . . . . . . . . . . . . .        0        54
Sale of treasury stock . . . . . . . . . . . . . . . . . . . . . . .        0         0
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . .        0         0
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .     (117)     (115)
                                                                      --------  --------
 Net cash provided by (used in) financing activities . . . . . . . .    6,730     5,166

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .    9,120      (227)
                                                                      --------  --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . .    4,570     5,103
                                                                      --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . .  $13,690   $ 4,876
                                                                      ========  ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest . . . . . . . . . . . . . .  $ 3,100   $ 2,773
Cash paid during the period for income taxes . . . . . . . . . . . .  $   108   $    97

-------------------------
See accompanying  notes.

                            EXCHANGE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000


NOTE  1.     BASIS  OF  PRESENTATION
IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF EXCHANGE BANCSHARES, INC.'S ("COMPANY") FINANCIAL CONDITION AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000, AND THE RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND THE CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000. CERTAIN INFORMATION AND NOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA HAVE BEEN OMITTED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. IT IS SUGGESTED THAT THESE CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB. THE
RESULTS  OF  OPERATIONS  FOR  THE  NINE MONTHS ENDED SEPTEMBER 30, 2001, ARE NOT
NECESSARILY INDICATIVE OF THE RESULTS, WHICH MAY BE EXPECTED FOR THE ENTIRE FISCAL YEAR.

NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES
ACTIVITY  IN  THE  ALLOWANCE  FOR  LOAN  LOSSES  IS  SUMMARIZED  AS  FOLLOWS:



                                     (DOLLARS  IN  THOUSANDS)

                                 NINE MONTHS ENDED     YEAR ENDED
                                 SEPTEMBER 30, 2001     DECEMBER 31, 2001
                                 ------------------     -----------------


BALANCE, BEGINNING OF PERIOD. .  $ 756                  $1,008
PROVISION FOR LOAN LOSSES . . .     15                      75
LOANS CHARGED-OFF . . . . . . .   (228)                   (406)
RECOVERIES ON LOANS CHARGED-OFF    247                      79
                                 -----                  ------
BALANCE, END OF PERIOD. . . . .  $ 790                  $  756
                                 =====                  ======


NOTE  3.     ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK
BORROWINGS AT SEPTEMBER 30, 2001, CONSISTED OF ONE LONG-TERM ADVANCE TOTALING $116,000 FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI ("FHLB"). THE ADVANCE IS COLLATERALIZED BY ALL SHARES OF FHLB STOCK OWNED BY THE EXCHANGE BANK, LUCKEY, OHIO, ("BANK") AND BY THE BANK'S QUALIFIED MORTGAGE LOAN PORTFOLIO.

SCHEDULED  MATURITY  OF  THE  ADVANCE  FROM  THE  FHLB  IS  AS  FOLLOWS:

                                    (DOLLARS  IN  THOUSANDS)



                              AT SEPTEMBER 30, 2001          AT DECEMBER 31, 2000
                              ---------------------          --------------------

                                     CURRENT
                                  INTEREST RATE   AMOUNT      AMOUNT

FIXED RATE ADVANCE:
  MONTHLY PRINCIPAL AND INTEREST
  DUE JULY 1, 2017 . . . . . . .   6.85%           $  116      $  132
VARIABLE RATE ADVANCES:
  MONTHLY INTEREST PAYMENTS
     DUE FEBRUARY 12, 2001 . . .                                1,000
     DUE FEBRUARY 14, 2001 . . .                                  500
     DUE FEBRUARY 27, 2001 . . .                                1,000


THE AGGREGATE MINIMUM FUTURE ANNUAL PRINCIPAL PAYMENTS ON BORROWINGS ARE $1,000 IN 2001, $11,000 IN 2002, $11,000 IN 2003, $10,000 IN 2004, AND $83,000 AFTER
2005.

NOTE  4.     REGULATORY  CAPITAL
THE FOLLOWING TABLE ILLUSTRATES THE COMPLIANCE BY THE BANK WITH CURRENTLY APPLICABLE REGULATORY CAPITAL REQUIREMENTS AT SEPTEMBER 30, 2001.

                                                      (DOLLARS  IN  THOUSANDS)



                                                                                                         CATEGORIZED AS "WELL
                                                                                                         CAPITALIZED" UNDER
                                                                    FOR CAPITAL                          PROMPT CORRECTIVE
                                             ACTUAL               ADEQUACY PURPOSES                      ACTION PROVISIONS
                                             ------               -----------------                      -----------------
                                    AMOUNT        RATIO       AMOUNT             RATIO                 AMOUNT        RATIO
                                    ------        -----       ------             -----                 ------        -----

TOTAL RISK-BASED CAPITAL
  (TO RISK-WEIGHTED ASSETS)         $ 10,542       14.26%     $ 5,914            8.00%                 $ 7,393       10.00%

TIER I CAPITAL
  (TO RISK-WEIGHTED ASSETS)            9,752       13.19%       2,957            4.00%                   4,436        6.00%

TIER I CAPITAL
   (TO AVERAGE ASSETS). . .            9,752        8.89%       3,293            3.00%                   5,488        5.00%

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

FOLLOWING IS A RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS CALCULATIONS.



                                        FOR THE  QUARTER  ENDED  SEPTEMBER  30,  2001
                                        ---------------------------------------------


                                                 INCOME        SHARES       PER SHARE
                                              (NUMERATOR)   (DENOMINATOR)    (AMOUNT)

BASIC EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS. . . . . . . . . . . . .   $  137,829        585,503     $  0.24
EFFECT OF DILUTIVE SECURITIES:
NONE . . . . . . . . . . . . . . . . . . . .            0              0           0
                                                --------  -------------        -----
DILUTED EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS +
ASSUMED CONVERSIONS. . . . . . . . . . . . .   $  137,829       585,503      $  0.24

                                            FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                            ----------------------------------------

                                                 INCOME        SHARES      PER SHARE
                                               (NUMERATOR)  (DENOMINATOR)   (AMOUNT)

BASIC EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS. . . . . . . . . . . . .  $  189,188        588,187       $  0.32
EFFECT OF DILUTIVE SECURITIES:
NONE . . . . . . . . . . . . . . . . . . . .           0              0             0
                                              ---------  -------------    -----------
DILUTED EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS +
ASSUMED CONVERSIONS. . . . . . . . . . . . .  $  189,188        588,187       $  0.32
                                              ==========        =======       =======

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         --------------------------------------------

                                                INCOME        SHARES        PER SHARE
                                              (NUMERATOR)  (DENOMINATOR)     (AMOUNT)


BASIC EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS. . . . . . . . . . . . .  $  383,924        585,503      $  0.66
EFFECT OF DILUTIVE SECURITIES:
NONE . . . . . . . . . . . . . . . . . . . .           0              0            0
                                              ----------        -------       ------

DILUTED EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS +
ASSUMED CONVERSIONS. . . . . . . . . . . . .  $  383,924        585,503      $  0.66
                                              ==========        =======      =======


                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          --------------------------------------------

                                                 INCOME        SHARES         PER SHARE
                                               (NUMERATOR)  (DENOMINATOR)     (AMOUNT)

BASIC EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS. . . . . . . . . . . . .  $  551,623        584,349        $  0.94
EFFECT OF DILUTIVE SECURITIES:
                                                       0              0              0
                                              ----------     ----------        -------
DILUTED EPS
INCOME AVAILABLE TO
COMMON SHAREHOLDERS +
ASSUMED CONVERSIONS. . . . . . . . . . . . .  $  551,623        584,349        $  0.94
                                              ==========        ========       =======


NOTE  6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED SFAS NO. 141, "BUSINESS COMBINATIONS", AND SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", ON JULY 20, 2001.

SFAS NO. 141 PROVIDES THAT ALL BUSINESS COMBINATIONS SHALL BE ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING; THE USE OF THE POOLING-OF-INTERESTS METHOD WILL BE PROHIBITED. THE PROVISIONS OF SFAS NO. 141 WILL APPLY TO ALL BUSINESS COMBINATIONS INITIATED AFTER JUNE 30, 2001, OR ALL BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD THAT ARE COMPLETED AFTER JUNE 30, 2001. THE COMPANY WAS NOT INVOLVED IN ANY RECENT BUSINESS COMBINATION DISCUSSIONS.

PRIOR TO SFAS NO. 142, GOODWILL WAS AMORTIZED OVER ITS ESTIMATED LIFE, NOT TO EXCEED FORTY YEARS. UNDER SFAS NO. 142, GOODWILL WILL NOT BE AMORTIZED BUT SHOULD BE TESTED FOR IMPAIRMENT ON AN ANNUAL BASIS, USING CRITERIA PRESCRIBED IN THIS STATEMENT. IF THE CARRYING AMOUNT OF GOODWILL EXCEEDS ITS IMPLIED FAIR VALUE, AS RECALCULATED, AN IMPAIRMENT LOSS EQUAL TO THE EXCESS SHALL BE RECOGNIZED. RECOGNIZED INTANGIBLE ASSETS OTHER THAN GOODWILL SHOULD BE AMORTIZED OVER THEIR USEFUL LIVES AND REVIEWED FOR IMPAIRMENT IN ACCORDANCE WITH SFAS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"(SUPERCEDED BY SFAS NO. 144, SEE DISCUSSION WHICH FOLLOWS).

SFAS NO. 142 WILL BE EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001. ACCORDINGLY, THE COMPANY WILL ADOPT THE STATEMENT ON JANUARY 1, 2002. UPON INITIAL APPLICATION OF SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ARISING FROM ACQUISITIONS COMPLETED BEFORE JULY 1, 2001, SHALL BE ACCOUNTED FOR IN ACCORDANCE WITH THE PROVISIONS OF THIS STATEMENT. THAT IS, AMORTIZATION OF GOODWILL SHOULD BE DISCONTINUED AND THE REMAINING ASSET TESTED FOR IMPAIRMENT ON AN ANNUAL BASIS. AN INITIAL IMPAIRMENT TEST IS TO BE COMPLETED ON ALL GOODWILL WITHIN SIX MONTHS OF INITIALLY APPLYING THE STATEMENT. ANY IMPAIRMENT LOSS RECOGNIZED AS A RESULT OF COMPLETING THE INITIAL IMPAIRMENT TEST IS TO BE
RECOGNIZED IN THE FIRST INTERIM PERIOD FINANCIAL STATEMENTS, REGARDLESS OF THE INTERIM PERIOD IN WHICH THE MEASUREMENT OF THE LOSS IS COMPLETED.

INCLUDED IN OTHER ASSETS OF $500,000 AT SEPTEMBER 30, 2001, WAS GOODWILL TOTALING $84,000. THE GOODWILL IS BEING AMORTIZED OVER 15 YEARS; APPROXIMATELY $5,000 WAS AMORTIZED TO EXPENSE DURING THE FIRST THREE QUARTERS OF 2001. IN ACCORDANCE WITH SFAS NO. 142, THE COMPANY WILL DISCONTINUE AMORTIZING GOODWILL AND WILL PERFORM THE REQUIRED IMPAIRMENT TESTS. THE FIRST IMPAIRMENT TEST WILL BE COMPLETED ON OR BEFORE JUNE 30, 2002, AND THE CORRESPONDING IMPAIRMENT LOSS, IF ANY, RECOGNIZED IN THE 2002 FINANCIAL STATEMENTS.

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", WAS ISSUED BY THE FASB ON AUGUST 16, 2001. THIS FASB FOCUSES ON ACCOUNTING FOR CLOSURE COSTS FOR ASSETS THAT CANNOT BE SIMPLY ABANDONED OR DISPOSED OF AT THE END OF THEIR USEFUL LIVES. EXAMPLES INCLUDE CLEANUP COSTS FOR NUCLEAR POWER PLANTS OR RESTORATION COSTS FOR LANDFILLS AND STRIP MINES. THE COMPANY DOES NOT OWN ANY ASSETS REQUIRING SUCH CLOSURE COSTS AND IS NOT AFFECTED BY THIS STATEMENT.

SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", WAS ISSUED BY THE FASB ON OCTOBER 3, 2001, AND IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001. THIS STATEMENT EFFECTIVELY SUPERSEDES SFAS NO. 121 AND APB OPINION NO. 30 AND REQUIRES THAT LONG-LIVED ASSETS, INCLUDING DISCONTINUED OPERATIONS, THAT ARE TO BE DISPOSED OF BY SALE BE MEASURED AT THE LOWER OF CARRYING AMOUNT OR FAIR VALUE LESS COST TO SELL. THE STATEMENT ALSO RESOLVES CERTAIN IMPLEMENTATION ISSUES REGARDING SFAS NO. 121. DISCONTINUED OPERATIONS WILL NO LONGER BE MEASURED AT NET REALIZABLE VALUE OR INCLUDE AMOUNTS FOR OPERATING LOSSES THAT HAVE NOT YET OCCURRED. IN ADDITION, THE DEFINITION OF "DISCONTINUED OPERATIONS" WAS
BROADENED TO INCLUDE ALL COMPONENTS OF AN ENTITY WITH OPERATIONS THAT CAN BE DISTINGUISHED FROM THE REST OF THE ENTITY AND THAT WILL BE ELIMINATED FROM THE ONGOING OPERATIONS OF THE ENTITY IN A DISPOSAL TRANSACTION. THE ONLY LONG-LIVED ASSETS OWNED BY THE COMPANY ARE ITS OFFICES. THIS STATEMENT, THEREFORE, IS NOT EXPECTED TO HAVE A MATERIAL IMPACT ON THE COMPANY'S STATEMENTS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

NOTE  7.     RECLASSIFICATIONS
CERTAIN  AMOUNTS  IN  THE  PRIOR  PERIOD'S  FINANCIAL  STATEMENTS  HAVE  BEEN
RECLASSIFIED TO BE CONSISTENT WITH THE CURRENT PERIOD'S PRESENTATION. THE RECLASSIFICATIONS HAVE NO EFFECT ON NET INCOME.

                            EXCHANGE BANCSHARES, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF
                                   OPERATIONS
SAFE  HARBOR  CLAUSE
THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS." THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTION OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS, DESCRIBE FUTURE PLANS OR STRATEGIES AND INCLUDE THE COMPANY'S EXPECTATIONS OF FUTURE FINANCIAL RESULTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS, WHICH COULD AFFECT ACTUAL RESULTS, INCLUDE INTEREST RATE TRENDS, THE GENERAL ECONOMIC CLIMATE IN THE COMPANY'S MARKET AREA AND THE COUNTRY AS A WHOLE, LOAN DELINQUENCY RATES, AND CHANGES IN FEDERAL AND STATE REGULATIONS. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE
FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS.

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

EARNINGS PER COMMON SHARE WERE COMPUTED BY DIVIDING NET INCOME BY THE WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000.

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

ACQUISITION  OR  DISPOSITION  OF  ASSETS
ON JUNE 11, 1998, THE COMPANY ENTERED INTO A DEFINITIVE AGREEMENT WITH TOWNE BANCORP, INC., AN OHIO CORPORATION LOCATED IN PERRYSBURG, OHIO ("TOWNE BANCORP"), AND TOWNE BANK, A WHOLLY OWNED SUBSIDIARY OF TOWNE BANCORP, PURSUANT TO WHICH THE COMPANY AGREED TO PURCHASE ONE MILLION SHARES OF ORIGINAL ISSUE COMMON STOCK OF TOWNE BANK FOR AN AGGREGATED PURCHASE PRICE OF $2 MILLION ("AGREEMENT"). ON JUNE 19, 1998, THE PARTIES ENTERED INTO A MERGER AGREEMENT WHEREBY TOWNE BANK WOULD MERGE WITH AND INTO THE EXCHANGE BANK, THE WHOLLY OWNED SUBSIDIARY BANK OF THE COMPANY, WITH THE EXCHANGE BANK BEING THE SURVIVING BANK IN THE MERGER ("MERGER"). CASH CONSIDERATION FOR THE MERGER WAS PAID TO TOWNE BANCORP IN EXCHANGE FOR THE REMAINING COMMON STOCK OF TOWNE BANK HELD BY TOWNE BANCORP. THE CASH CONSIDERATION PAID TO TOWNE BANCORP PURSUANT TO THE MERGER AGREEMENT CONSISTED OF $1.5 MILLION TO BE ADJUSTED UPWARD OR DOWNWARD ON A DOLLAR FOR DOLLAR BASIS BASED UPON THE AMOUNT OF CAPITAL IN TOWNE BANK'S CAPITAL ACCOUNT THAT WAS GREATER THAN OR LESS THAN $1 MILLION AT THE CLOSING OF THE TRANSACTION, WITH A MINIMUM PURCHASE PRICE OF $1 MILLION. THE ACTUAL CASH CONSIDERATION PAID TO TOWNE BANCORP AT THE CLOSING WAS $1.1 MILLION OF WHICH 25% WAS HELD BACK BY THE COMPANY IN AN ESCROW ACCOUNT FOR A PERIOD OF NINE MONTHS FROM CLOSING AGAINST WHICH THE COMPANY MAY COLLECT FOR ANY BREACHES OF THE REPRESENTATIONS, WARRANTIES AND COVENANTS GIVEN BY TOWNE BANCORP AND TOWNE BANK IN THE AGREEMENT. THE TRANSACTIONS CONTEMPLATED BY BOTH THE AGREEMENT AND BY THE MERGER WERE CONSUMMATED ON JUNE 19, 1998.

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

                         CHANGES IN FINANCIAL CONDITION

AT SEPTEMBER 30, 2001, THE CONSOLIDATED ASSETS OF THE COMPANY TOTALED $110.9 MILLION, AN INCREASE OF $7.7 MILLION, OR 7.47% FROM $103.2 MILLION AT DECEMBER 31, 2000. THERE HAS BEEN SOME REALLOCATION OF FUNDS, FROM THE INVESTMENT PORTFOLIO AND THE LOAN PORTFOLIOS TO FEDERAL FUNDS SOLD DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001. THE DEPOSIT PORTFOLIO INCREASED BY $9.4 MILLION, OR 10.39%, FROM $90.1 MILLION AT DECEMBER 31, 2000.

NET LOANS RECEIVABLE DECREASED BY $0.6 MILLION, OR 0.83%, TO $77.9 MILLION AT SEPTEMBER 30, 2001, COMPARED TO $78.5 MILLION AT DECEMBER 31, 2000. THE MAJORITY OF THE DECREASE WAS IN THE REAL ESTATE LOAN PORTFOLIO, WITH THE COMMERCIAL PORTFOLIO SHOWING SLIGHT GROWTH. THE OTHER LOAN PORTFOLIOS REMAINED RELATIVELY CONSTANT WITH THE NEW LOAN DEMAND EQUALING LOAN REPAYMENTS.

INVESTMENT SECURITIES DECREASED A NET OF $1.0 MILLION, OR 6.74%, FROM $15.4 MILLION AT DECEMBER 31, 2000, TO $14.4 MILLION AT SEPTEMBER 30, 2001. THE DECREASE WAS PRIMARILY THE RESULT OF SCHEDULED MATURITIES OF SHORT-TERM INVESTMENTS BEING ROLLED INTO HIGHER EARNING COMMERCIAL LOAN PRODUCTION AS A PART OF THE COMPANY'S ONGOING STRATEGY TO EXPAND THEIR LOAN PRODUCT BASE, AND INTO MORE LIQUID FEDERAL FUNDS.

EXCESS FUNDS ARE TEMPORARILY INVESTED IN FEDERAL FUNDS, WHICH INCREASED FROM $1.7 MILLION AT DECEMBER 31, 2000, TO $10.8 MILLION AT SEPTEMBER 30, 2001. THIS INCREASE WAS PRIMARILY FUNDED BY THE INCREASE IN DEPOSITS.

DEPOSIT LIABILITIES INCREASED $9.4 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001. NONINTEREST BEARING DEPOSITS INCREASED $1.1 MILLION, OR 11.04%, WHILE INTEREST-BEARING DEPOSITS INCREASED $8.3 MILLION, OR 10.31%, DURING THE PERIOD. MANAGEMENT ATTRIBUTES THE INCREASE TO THE MAINTAINING OF COMPETITIVE RATES IN OUR MARKET AREA. INTEREST CREDITED ON ACCOUNTS ALSO
CONTRIBUTED  TO  THE  SHIFT  IN  DEPOSIT  BALANCES.

TOTAL SHAREHOLDERS' EQUITY INCREASED $527,000, OR 5.29%, FROM $10.0 MILLION AT DECEMBER 31, 2000, TO $10.5 MILLION AT SEPTEMBER 30, 2001. THIS INCREASE WAS PRIMARILY THE RESULT OF $384,000 IN EARNINGS FOR THE FIRST NINE MONTHS IN FISCAL 2001, AND AN INCREASE IN ACCUMULATED COMPREHENSIVE INCOME (UNREALIZED GAINS ON SECURITIES AVAILABLE-FOR-SALE) OF $260,000, WHICH MORE THAN COVERED THE PAYMENT OF CASH DIVIDENDS OF $117,000.

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

QUALITATIVE MEASURES ESTABLISHED BY THE REGULATION TO ENSURE CAPITAL ADEQUACY REQUIRES THE BANK TO MAINTAIN MINIMUM AMOUNTS AND RATIOS: TOTAL RISK-BASED CAPITAL AND TIER I CAPITAL TO RISK-WEIGHTED ASSETS (AS DEFINED BY THE
REGULATIONS), AND TIER I CAPITAL TO AVERAGE ASSETS (AS DEFINED BY THE REGULATION). MANAGEMENT BELIEVES, AS OF SEPTEMBER 30, 2001, THAT THE BANK MEETS ALL OF THE CAPITAL ADEQUACY REQUIREMENTS TO WHICH IT IS SUBJECT.

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

AT SEPTEMBER 30, 2001, EXCHANGE BANCSHARES, INC. HAD NO MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES.

                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

GENERAL. NET INCOME DECREASED FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, TO $138,000, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000, $189,000, A DECREASE OF $51,000, OR 26.98%. THIS DECREASE WAS PRIMARILY ATTRIBUTED TO THE DECREASES IN NET INTEREST INCOME, THE MAJORITY OF WHICH WERE DIRECTLY RELATED TO THE DECREASE IN THE INTEREST INCOME, AND THE $7,000 INCREASE IN NON-INTEREST EXPENSES. THIS IS DISCUSSED IN GREATER DETAIL UNDER THE CAPTIONS "INTEREST INCOME" AND "INTEREST EXPENSE."

INTEREST INCOME. AVERAGE EARNING ASSETS HAVE INCREASED BY $6.6 MILLION DURING THE THIRD QUARTER OF 2001 HOWEVER THE AVERAGE YIELD ON EARNING ASSETS DECREASED WHICH CONTRIBUTED TO A DECREASE IN INTEREST INCOME OF $75,000, OR 3.47%, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE SAME THREE MONTH PERIOD IN 2000. INCOME FROM LENDING ACTIVITIES, INVESTMENTS AND DEPOSITS IN BANKS DECREASED $105,000, $21,000 AND $1,000 RESPECTIVELY, WHILE INCOME FROM FEDERAL FUNDS SOLD INCREASED BY $52,000. THE OVERALL YIELD ON AVERAGE INTEREST-EARNING ASSETS DECREASED 88 BASIS POINTS, OR 9.75%, DURING THE THIRD QUARTER OF FISCAL 2001 AS COMPARED TO 2000, FROM 9.03% TO 8.15%. THE DECREASE IN INTEREST YIELDS ON EARNING ASSETS IN 2001 ACCOUNTED FOR THE DECREASE OF $137,000 IN INTEREST INCOME WHILE THE VOLUME OF EARNING ASSETS INCREASED INTEREST INCOME BY $62,000.


INTEREST EXPENSE. INTEREST EXPENSE ON DEPOSIT LIABILITIES INCREASED $145,000, OR 15.97%, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AS COMPARED TO THE SAME PERIOD IN 2000. AVERAGE INTEREST-BEARING DEPOSITS INCREASED BY $11.9 MILLION COMPARING THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2000, AND THE AVERAGE INTEREST PAID ON INTEREST-BEARING DEPOSITS INCREASED BY 2 BASIS POINTS FROM 4.71% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000, TO 4.73% FOR THE SAME PERIOD ENDED SEPTEMBER 30, 2001. THE FHLB ADVANCE INTEREST EXPENSE DURING THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001, DECREASED BY $107,000 IN 2001 COMPARED TO THE SAME THREE-MONTH PERIOD IN 2000. THE BANK HAS HAD TO RELY LESS HEAVILY ON ADVANCES FROM THE FHLB AS AN ALTERNATE SOURCE OF FUNDING DUE TO DECREASES IN REAL ESTATE LOANS. OF THE ADDITIONAL $145,000 IN INTEREST EXPENSE ON DEPOSIT ACCOUNTS IN 2001, $141,000 WAS ATTRIBUTED TO THE STRONG GROWTH IN DEPOSITS THAT THE BANK HAS EXPERIENCED IN 2001, AND $4,000 TO THE GENERAL INTEREST RATE INCREASES ON NEW AND EXISTING ACCOUNT BALANCES.

PROVISION FOR LOAN LOSSES. THERE WERE NO PROVISIONS FOR POSSIBLE LOAN LOSSES AND THERE WERE NET CHARGE-OFFS OF $11,000 DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NO PROVISIONS AND NET CHARGE-OFFS OF $66,000 DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2000. PROVISIONS FOR POSSIBLE LOAN LOSSES ARE BASED UPON MANAGEMENT'S ASSESSMENT OF THE RESULTS OBTAINED FROM THE ONGOING LOAN REVIEW PROCESS AND THE COMPOSITION, OR MAKEUP, OF THE LOAN PORTFOLIO. CURRENTLY, THE LOAN PORTFOLIO CONSISTS PRIMARILY OF LOANS SECURED

BY ONE-TO FOUR-FAMILY RESIDENTIAL PROPERTIES AND OTHER FORMS OF COLLATERAL, WHICH ARE CONSIDERED TO HAVE LESS RISK, AS WELL AS THE RESERVES ASSOCIATED WITH THE RECENT BANK ACQUISITION.

NON-INTEREST INCOME. NON-INTEREST INCOME INCREASED $30,000, OR 27.03%, TO $141,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, FROM $111,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000. SERVICE CHARGES ON DEPOSIT ACCOUNTS INCREASED $11,000 WHILE OTHER INCOME; PRIMARILY COMMISSIONS AND FEES ASSOCIATED WITH THE SALE OF ALTERNATIVE INVESTMENT PRODUCTS, INCREASED BY $19,000.

NON-INTEREST EXPENSE. NON-INTEREST EXPENSE INCREASED $7,000, OR 0.72%, TO $983,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, FROM $976,000 IN THE COMPARABLE PERIOD IN 2000. OF THIS INCREASE, $36,000 WAS ATTRIBUTABLE TO AN INCREASE IN SALARIES AND EMPLOYEE BENEFITS. GENERALLY SPEAKING, THE MAJORITY OF THE OTHER OPERATING EXPENSES REMAINED RELATIVELY CONSTANT, EITHER INCREASING OR DECREASING SLIGHTLY FROM PERIOD TO PERIOD.

INCOME TAXES. THE PROVISION FOR INCOME TAXES DECREASED $39,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE PRIOR YEAR, PRIMARILY AS A RESULT OF DECREASED TAXABLE INCOME FOR THE QUARTER.

COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000.

GENERAL

NET INCOME DECREASED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, TO $384,000, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000, $552,000, A DECREASE OF $168,000. THIS WAS PRIMARILY ATTRIBUTED TO THE DECREASES IN THE NET INTEREST INCOME OF $123,000, AND NON-INTEREST INCOME OF $19,000, WHILE THE VARIOUS OPERATING EXPENSES INCREASED BY $105,000 FROM 2000 TO 2001. THE ADDITIONAL EXPENSES RELATED TO THE ACQUISITION AND OPERATION OF THE OFFICES ASSOCIATED WITH THE TOWNE BANK ACQUISITION ARE NO LONGER HAVING A SIGNIFICANT NEGATIVE EFFECT ON THE OVERALL PROFITABILITY OF THE BANK. THESE ARE DISCUSSED IN GREATER DETAIL UNDER THE CAPTIONS "NON-INTEREST INCOME" AND "NON-INTEREST EXPENSE."

INTEREST INCOME. AVERAGE EARNING ASSETS HAVE CONTINUED TO INCREASE DURING THE NINE MONTHS OF 2001 WHICH HAS CONTRIBUTED TO AN INCREASE IN INTEREST INCOME OF $237,000, OR 3.86%, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO 2000. THE INCREASE WAS ATTRIBUTED TO THE ADDITIONAL LOAN INCOME OF $135,000, AND FEDERAL FUNDS SOLD INCOME OF $129,000, WHICH WAS OFFSET BY DECREASES IN INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES OF $27,000. THE OVERALL INCREASE IN THE VOLUME OF EARNING ASSETS ACCOUNTED FOR AN INCREASE OF $356,000 IN INCOME WHILE THE DECREASE IN AVERAGE INTEREST RATES DECREASED INTEREST INCOME BY $119,000. THE AVERAGE YIELD ON EARNING ASSETS DECREASED BY 32 BASIS-POINTS FROM 8.83% AT SEPTEMBER 30, 2000, TO 8.51% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

INTEREST EXPENSE. INTEREST EXPENSE ON DEPOSIT LIABILITIES INCREASED $598,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, AS COMPARED TO THE SAME PERIOD IN 2000. AVERAGE INTEREST-BEARING DEPOSITS INCREASED BY $12.6 MILLION COMPARING THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2000, AND THE AVERAGE INTEREST PAID ON INTEREST-BEARING DEPOSITS INCREASED BY 26 BASIS POINTS FROM 4.58% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, TO 4.84% FOR THE SAME PERIOD ENDED SEPTEMBER 30, 2001. THE FHLB ADVANCE INTEREST EXPENSE DECREASED BY $238,000 DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000. THIS AVERAGE OUTSTANDING FHLB ADVANCES DECREASED FROM $5.5 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000, TO $661,000 FOR THE SAME PERIOD IN 2001. THIS DECREASE WAS A DIRECT RESULT OF THE DECREASED UTILIZATION OF FHLB ADVANCES AS AN ALTERNATIVE SOURCE OF FUNDS. AS A RESULT THE INTEREST EXPENSE ASSOCIATED WITH THE FHLB ADVANCES DECREASED TO $32,000 FROM $270,000 IN THE SAME NINE-MONTH PERIOD IN 2000, AND THE INTEREST COST DECREASED FROM 6.50% AT SEPTEMBER 30, 2000 TO 6.42% AT SEPTEMBER 30, 2001.

PROVISION FOR LOAN LOSSES. THERE WERE PROVISIONS FOR LOAN LOSSES OF $15,000 AND NET RECOVERIES OF $19,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NO PROVISIONS AND NET CHARGE-OFFS OF $176,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000. THE LEVEL OF THE PROVISION WAS BASED UPON THE RESULTS OF THE ONGOING LOAN REVIEWS AND COMPOSITION OF THE LOAN PORTFOLIO, PRIMARILY LOANS SECURED BY ONE- TO FOUR-FAMILY RESIDENTIAL PROPERTIES AND OTHER FORMS OF COLLATERAL, WHICH ARE CONSIDERED TO HAVE LESS RISK.

NON-INTEREST INCOME. NON-INTEREST INCOME DECREASED $9,000, OR 2.56%, TO $343,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, FROM $352,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000. SERVICE CHARGES ON DEPOSIT ACCOUNTS
INCREASED $17,000, WHILE OTHER INCOME, PRIMARILY MISCELLANEOUS FEE INCOME ASSOCIATED WITH THE SALE OF ALTERNATIVE INVESTMENT PRODUCTS, DECREASED BY $26,000.

NON-INTEREST EXPENSE. NON-INTEREST EXPENSE INCREASED $105,000, OR 3.64%, TO $2.9 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001. OF THIS INCREASE, $80,000 WAS ATTRIBUTABLE TO AN INCREASE IN COMPENSATION AND BENEFIT EXPENSE IN 2001, REFLECTING NORMAL SALARY AND BENEFIT ADJUSTMENTS. THE INCREASE OF $13,000 IN OCCUPANCY AND EQUIPMENT IS PRIMARILY ATTRIBUTABLE TO TECHNOLOGY AND EQUIPMENT UPGRADES. THE NORMAL LEGAL, ACCOUNTING AND EXAMINATION EXPENSES REMAINED RELATIVELY CONSTANT WITH THE REMAINDER OF THE GENERAL EXPENSES INCREASING SLIGHTLY OVER THE LEVELS EXPERIENCED DURING THE SAME NINE-MONTH PERIOD IN 2000.

INCOME TAXES. THE PROVISION FOR INCOME TAXES DECREASED $84,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE PRIOR YEAR, PRIMARILY AS A RESULT OF LOWER TAXABLE INCOME FOR THE NINE-MONTH PERIOD.

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
               NOT  APPLICABLE

ITEM  6  -     EXHIBITS  AND  REPORTS  ON  FORM  8-K

              ON AUGUST 16, 2001, A FORM 8-K WAS FILED WHICH CONTAINED SUMMARY FINANCIAL INFORMATION FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001.

SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

EXCHANGE  BANCSHARES,  INC.


NOVEMBER  13,  2001              /s/ MARION LAYMAN
------------------               ----------------------------------------
DATE                             MARION  LAYMAN
                                 CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE
OFFICER

November  13,  2001              /s/ MARION LAYMAN
------------------               -----------------------------------------
DATE                             MARION  LAYMAN
                                 PRINCIPAL  ACCOUNTING  AND  FINANCIAL OFFICER