Form 10KSB
period 2001-12-31
EXCHANGE BANCSHARES INC
filed 2002-03-27
CIK 720912

EXCHANGE  BANCSHARES,  INC.
MISSION  STATEMENT

OUR  MISSION  IS:

-    To   maximize  shareholder  value  and  to  provide  a  fair  rate  of
     return on      shareholder  investment  compared  to  industry  average;
-    To   be  responsive  to  customer  needs,  a  partner  in  helping
     consumers and      businesses  in  our  market  area  achieve  their
     financial  goals;
-    To   provide  staff  members  with a positive environment in which to contribute corporate  success  and  attain  career  objectives.

THE  EXCHANGE  BANK
MISSION  STATEMENT

OUR  MISSION  IS  TO  BE  THE FINANCIAL CORNERSTONE OF THE COMMUNITIES WE SERVE.

     The Exchange Bank exists to provide superior banking services to our Customers and provide its shareholders with a fair return on their investment.

To  achieve  our  mission  we  will:
- Remain an independent, locally owned, caring institution, listening to our customers and the communities we serve;

- Set high standards for employees by providing training, guidance and sense of pride, knowing that only through employee teamwork can our mission be accomplished;

-    Provide  a  superior level of internal service and support to one another;

- Represent the bank with the utmost pride, professionalism, and high standards of ethical behavior.

We believe a commitment to high employee performance and a focus on the quality of customer service are essential to our success and that building a great financial organization is an ongoing process.


                            EXCHANGE BANCSHARES, INC.
                            -------------------------

                                     LUCKEY
                                    WALBRIDGE
                                     HOLLAND
                                    PERRYSBURG
                                     SYLVANIA


CONTENTS
_____________________________________________


Chairman's  Letter                                       2

Management's  Discussion  and  Analysis                  4

Independent  Auditor's  Report                          20

Consolidated  Financial  Statements                     21

Notes  to  the  Consolidated  Financial  Statements     25

Directors,  Officers  and  Employees
     of  The  Exchange  Bank                            41

Corporate  Information                                  42



To  Our  Shareholders:

     During January 2001, the Federal Reserve Board announced the first reduction of eleven interest rate reductions in an effort to avoid a recession and stimulate economic growth. By year-end some interest rates were lower than they had been in the last forty years.

     With the cost of borrowing substantially reduced, the demand for refinancing existing debt significantly increased. As a result our interest rate margins (the difference between what we had to pay to attract deposits and what we could charge to retain borrowings) declined throughout the year, which had a significant effect on our financial performance in 2001.

     Our staff has worked very hard to provide our customers with the highest level of quality service in a professional manner. We have provided our staff with the training and education necessary to deliver a variety of banking products and services in a timely and efficient manner. The year 2001 provided many challenges and opportunities for Tom Elder, President and CEO of The Exchange Bank, our subsidiary, and his management team. They are to be commended for their tireless efforts and dedication to this end.

     We experienced a $3.3 million, or 3.2%, increase in total assets during 2001. At December 31, 2001 our total assets were $106.5 million as compared to $103.2 million at previous year-end. Total loans outstanding increased from $78.5 million to $80.3 million during 2001, while total deposits increased $5.1 million, or 5.7%, from $90.1 million to $95.2 million at yearend. Shareholder equity also increased by 5.3% during the year after having distributed $293,000 cash dividends to our shareholders.

     Interest income remained level from 2000 to 2001 at $8.3 million. Interest expense increased from $3.9 million in 2000 to $4.1 million in 2001. Net interest income declined by $171,000, primarily as a result of the decline in interest rates. Other non-interest income, which included service charges, secondary market loan fees and other miscellaneous income, increased $128,000 in 2001 compared to 2000. We also experienced an increase of 3.9% in non-interest expense during 2001 as a result of increased personnel costs, primarily salaries and benefits. Overall, net income for 2001 is down $84,000, or 12.2% from that of 2000.

     In conjunction with the Company's long-range strategic plan and to provide for the future transition of management, your Board of Directors believes it is in the best interest of the Company to provide for two additional directors. In October 2001 Mark S. Derkin and Thomas J. Elder were added to the Board of Directors. Both gentlemen have served for several years as members of the Board of Directors of The Exchange Bank, our banking subsidiary. As a result, the shareholders are being asked to amend the Code of Regulations to provide for the permanent addition of two board members.

     Jerome A. Carpenter, a veteran banker with over 38 years experience with The Exchange Bank, retired as an officer as of December 31, 2001. Mr. Carpenter has been a director of The Exchange Bank for 25 years, also. Mr. Carpenter put forth much effort in establishment of our Walbridge office from its beginning. Much credit is due to Mr. Carpenter for the growth and success at the Walbridge office. Our sincere thanks to Mr. Carpenter for his tireless efforts all of these years and we extend our best wishes to Mr. Carpenter and his wife, Caroline, in their retirement. Mr. Carpenter will continue as a director of our subsidiary, The Exchange Bank.

     The strategic marketing plan for 2001 was very thorough and explicit in mapping out a route through the year. Many important goals were achieved in the retail and commercial areas as well as a product package for future use. The results of a random telephone survey indicated that we have achieved a significant improvement in our corporate image and community awareness.

     The Perrysburg office continues to satisfy our mortgage customer needs through secondary market lending. The demand for this type of mortgage lending was strong throughout 2001 and we are pleased with the growth we experienced in this area. Another valuable service to our customers is alternative investments. Through our Sylvania office we offer retirement planning, annuities and mutual funds, as well as other investments.

     As we continue to move forward in our 96th year as a locally owned, independent, community bank we acknowledge that the results would not have been possible without the endless efforts of our entire staff, the dedication and commitment of our Board of Directors, and the support of our local communities. We thank all of these for the contributions which each has made during the year. Most important of all, our sincere thanks to all of our shareholders for their loyalty and support which you have afforded us all of these years.


Sincerely,

Exchange  Bancshares,  Inc.





Marion  Layman
Chairman



BUSINESS  OF  EXCHANGE  BANCSHARES

     Exchange Bancshares, Inc., a bank holding company incorporated in 1992 under the laws of the State of Ohio ("Bancorp"), owns all of the issued and outstanding shares of The Exchange Bank, a commercial bank chartered under the laws of the State of Ohio ("Bank"). The Bancorp acquired all of the common shares of the Bank effective January 1, 1994. In June of 1998 the Bancorp purchased all of the outstanding common shares of Towne Bank, a commercial bank chartered under the laws of the State of Ohio ("Towne") and immediately combined its operations with the Bank. Since its formation, the Bancorp's activities have been limited primarily to holding the common shares of the Bank.

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

SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION  AND  OTHER  DATA

     The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding the Bancorp at dates and for the periods indicated. The financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herin. However, in the opinion of management of the Bancorp, all adjustments necessary for the fair presentation of such financial data have been included. All such adjustments are of a normal and recurring nature.


SELECTED  FINANCIAL  DATA
                                                               At December 31,

                                             2001      2000     1999     1998     1997     1996
                                           --------  --------  -------  -------  -------  -------
                                                           (Dollars in thousands)
Total amount of:
Assets. . . . . . . . . . . . . . . . . .  $106,456  $103,155  $98,599  $94,641  $72,795  $68,206
Cash and cash equivalents (1) . . . . . .     6,765     4,570    5,103    7,987    6,192    4,694
Investment securities available-for-sale.    14,815    15,335   16,866   18,448   16,362   17,664
Investment securities held-to-maturity. .         0       100      276    1,022    2,406    3,184
Loans (2) . . . . . . . . . . . . . . . .    80,338    78,523   70,947   61,332   46,248   40,963
Deposits. . . . . . . . . . . . . . . . .    95,231    90,108   83,541   85,191   63,928   60,158
Borrowed funds. . . . . . . . . . . . . .       115     2,632    5,152      173      198        0
Shareholders' equity. . . . . . . . . . .    10,490     9,961    9,260    8,956    8,434    7,811

(Footnotes  on  following  page)



SUMMARY  OF  EARNINGS  AND  OTHER  DATA
                                                                       Year ended December 31,


                                                       2001     2000     1999     1998     1997     1996
                                                      -------  -------  -------  -------  -------  -------
                                                                       (Dollars in thousands)
Statements of Income
Interest Income. . . . . . . . . . . . . . . . . . .  $8,287   $8,261   $7,191   $6,587   $5,565   $5,211
Interest Expense . . . . . . . . . . . . . . . . . .   4,075    3,878    3,187    2,958    2,387    2,174
                                                      -------  -------  -------  -------  -------  -------
Net interest income. . . . . . . . . . . . . . . . .   4,212    4,383    4,004    3,629    3,178    3,037
Provision for loan losses. . . . . . . . . . . . . .      15       75        0        0        0       75
                                                      -------  -------  -------  -------  -------  -------
Net interest income after provision for loan losses.   4,197    4,308    4,004    3,629    3,178    2,962
Non-interest income. . . . . . . . . . . . . . . . .     680      552      641      420      320      314
Non-interest expenses. . . . . . . . . . . . . . . .   4,016    3,864    3,720    3,125    2,293    2,195
                                                      -------  -------  -------  -------  -------  -------
Income before income taxes . . . . . . . . . . . . .     861      996      925      924    1,205    1,081
Income tax expense . . . . . . . . . . . . . . . . .     259      310      282      301      373      334
                                                      -------  -------  -------  -------  -------  -------
Net income . . . . . . . . . . . . . . . . . . . . .  $  602   $  686   $  643   $  623   $  832   $  747
                                                      =======  =======  =======  =======  =======  =======

Number of full service offices . . . . . . . . . . .       5        5        5        5        3        3



SELECTED FINANCIAL RATIOS:
                                                             At or for the year ended December 31,
                                                      ----------------------------------------------------
                                                        2001     2000     1999     1998     1997     1996
                                                      -------  -------  -------  -------  -------  -------

Return on assets (3) . . . . . . . . . . . . . . . .    0.56%    0.68%    0.68%    0.74%    1.17%    1.10%
Return on equity (4) . . . . . . . . . . . . . . . .    6.03     7.29     7.13     7.66    10.28     9.82
Interest rate spread (5) . . . . . . . . . . . . . .    3.52     3.98     4.00     3.92     3.98     4.09
Net interest margin (6). . . . . . . . . . . . . . .    4.16     4.63     4.59     4.62     4.75     4.78
Noninterest expense to average assets (7). . . . . .    3.73     3.81     3.94     3.70     3.20     3.24
Average equity to average assets . . . . . . . . . .    9.26     9.27     9.54    10.41    11.38    11.23
Equity to assets at year end . . . . . . . . . . . .    9.86     9.66     9.39     9.46    11.60    11.46
Non-performing loans to total loans (8). . . . . . .    2.14     0.70     0.12     0.82     0.19     0.78
Non-performing loans to total assets . . . . . . . .    2.12     0.54     0.09     0.54     0.12     0.50
Allowance for loan losses to total loans . . . . . .    1.04     0.95     1.40     2.45     1.33     1.22
Allowance for loan losses to non-performing loans. .   49.01    73.02     8.33    33.33    13.62    63.19
Net charge-offs (recoveries) to average loans. . . .   (0.09)    0.42     0.79     0.08    (0.26)    0.13
Dividend payout ratio (9). . . . . . . . . . . . . .   48.67    41.55    41.88    37.80    28.74    27.71
Per Common Share
Net Income (10)
Basic. . . . . . . . . . . . . . . . . . . . . . . .  $ 1.03   $ 1.18   $ 1.12   $ 1.09   $ 1.47   $ 1.37
Diluted. . . . . . . . . . . . . . . . . . . . . . .    1.03     1.18     1.12     1.09     1.47     1.37
Dividends declared . . . . . . . . . . . . . . . . .    0.50     0.49     0.47     0.45     0.43     0.36
Stockholders' equity (11). . . . . . . . . . . . . .   17.88    17.01    16.77    16.26    15.31    14.39

-----------------------------------------------
1) Includes cash and amounts due from depository institutions and interest-bearing deposits in other financial institutions
2)  Net  of  unearned  income.
3)  Net  income  divided  by  average  total  assets.
4)  Net  income  divided  by  average  total  equity.
5) Average yield on interest-earning assets less average costs of interest-bearing liabilities.
6) Net interest income as a percentage of average interest earning assets.
7)  Noninterest  expense  divided  by  average  total  assets.
8) Non-performing assets consist of nonaccruing loans, accruing loans 90 days or more past due and real estate acquired (or deemed acquired) in foreclosure proceedings or in lieu thereof.
9) Dividends declared per share divided by basic earnings per share.
10) Net income divided by weighted-average common shares outstanding.
11) Total  shareholders'  equity  divided  by  shares  outstanding.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

GENERAL

     Exchange Bancshares, Inc., was organized as an Ohio Corporation and incorporated by the Board of Directors of The Exchange Bank under Ohio law on October 13, 1992, for the purpose of becoming a bank holding company owning all of the outstanding shares of the bank. The Bancorp acquired the Bank on January 1, 1994, and as of December 31, 2001 had combined assets of $106 million, $80 million in net loans, and $95 million in deposits. The Bank through its three commercial banking offices located in Wood County, Ohio, and two Lucas County offices, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. Selected financial data on the Bancorp's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9SP). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     Exchange Bancshares, Inc. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Exchange Bank, which has its principal office in Luckey, Ohio, and accounts for substantially all of the Bancorp's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles ("GAAP"). The Board of Directors engaged Dixon, Francis, Davis and Company, independent auditors, to audit the financial statements, and their report is included on page 20 of this report. To assist in understanding and evaluating major changes in the Bancorp's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 2001 results of operations.

FINANCIAL  CONDITION

     LOAN PORTFOLIO. Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 2001. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of Northwestern Ohio. At December 31, 2001, the Bank did not have any loan concentrations which exceeded 10% of total loans or significant amounts of loans for agricultural purposes.

     Average loans increased 2.22% in 2001 to represent 77.75% of average earning assets compared to 81.22% in 2000 and 75.89% in 1999. Year-end total real estate loans of $62.8 million represented approximately 77.39% of the total loans outstanding. The portion of the loan portfolio represented by real estate loans has increased from 77.83% at December 31, 1996 to 81.13% at December 31, 1998, decreasing to 77.39% at December 31, 2001. Installment loans to individuals continued to increase moderately to 16.80% of loans outstanding at December 31, 2001,continuing the trend begun in 1997. Prior to 1997 the installment loan portfolio had been declining steadily since 1993 when they comprised 16.60% of total loan portfolio. The dollar amounts of commercial loans (including tax-exempt loans) increased in 2001 to 4.76% of the total loans outstanding primarily as a result of the general increase in demand loans. The increase experienced in 1998 was due to the acquisition of the Towne Bank related loans. Prior to 1998 the commercial loan portfolio had remained constant, however, their relative portion of the loan portfolio had decreased from 5.58% at December 31, 1996 to 4.94% at December 31, 1997. The dollar amount of agricultural loans outstanding at December 31, 2001 represented 1.05% of the total loans outstanding. Agricultural loans outstanding have remained relatively constant over the last four years while the relative portion of total loans has continued to decline. The table entitled "Loan Information" provides a six-year summary of the loan history.




LOAN  INFORMATION


In thousands, except ratios                                        2001       2000      1999      1998        1997       1996
                                                                ----------  --------  --------  ---------  ----------  ---------
Loans at December 31,
Commercial                                                      $   3,596   $ 2,544   $ 3,053   $  2,880   $     955   $    783
Agricultural                                                          852       816       806        880         709        802
Real estate
Secured by 1-4 family residential properties                       32,994    37,854    37,333     31,813      24,353     20,826
Secured by other properties                                        29,835    24,990    20,600     19,199      13,170     11,449
Consumer                                                           13,628    12,928    10,008      7,115       6,322      6,067
Tax-exempt                                                            268       140       150        983       1,360      1,533
All other                                                               9         7         5          4           3         11
                                                                ----------  --------  --------  ---------  ----------  ---------
Total                                                           $  81,182   $79,279   $71,955   $ 62,874   $  46,872   $ 41,471
                                                                ==========  ========  ========  =========  ==========  =========

Allowance for Loan Losses
Balance at beginning of year                                    $     756   $ 1,008   $ 1,542   $    624   $     508   $    483
Allowance related to acquired loans                                     0         0         0        961           0          0
Provision for loan losses                                              15        75         0          0           0         75
Charge-offs
Commercial and agricultural                                            92       239       460          0           0          0
Consumer                                                              116        49        54         88          38         48
Credit Card                                                            52       118        80         37          31         20
Real estate                                                             0         0         0          0           0          0
                                                                ----------  --------  --------  ---------  ----------  ---------
Total charge-offs                                                     260       406       594        125          69         68
                                                                ----------  --------  --------  ---------  ----------  ---------
Recoveries
Commercial and agricultural                                           238        65         1         60         156          0
Consumer                                                               79        11        21         19          25         13
Credit card                                                            15         1        21          1           2          3
Real estate                                                             1         2        17          2           2          2
                                                                ----------  --------  --------  ---------  ----------  ---------
Total recoveries                                                      333        79        60         82         185         18
                                                                ----------  --------  --------  ---------  ----------  ---------
Net charge-offs                                                       (73)      327       534         43        (116)        50
                                                                ----------  --------  --------  ---------  ----------  ---------
Balance at end of year                                          $     844   $   756   $ 1,008   $  1,542   $     624   $    508
                                                                ==========  ========  ========  =========  ==========  =========

Allocation of Allowance for Loan Losses
Commercial                                                            408   $   172   $   471   $  1,001   $     157   $    183
Consumer                                                              135       104       145         84          72         68
Real estate                                                            52         6       173        160         161        159
Unallocated                                                           249       474       219        297         234         98
                                                                ----------  --------  --------  ---------  ----------  ---------
Total                                                           $     844   $   756   $ 1,008   $  1,542   $     624   $    508
                                                                ==========  ========  ========  =========  ==========  =========

Credit Quality Ratios
Net charge-offs as a percentage of average loans                   (0.09)%     0.42%     0.79%      0.08%     (0.26)%      0.13%
Allowance for loan losses to
        total loans at year end                                      1.04%     0.95%     1.40%      2.45%      1.33 %      1.22%

Net charge-offs as a percentage of allowance for   loan losses     (8.65)%    43.25%    52.98%      2.79%    (18.59)%      9.84%
Provision for loan losses to average loans                          0.02 %     0.10%     0.00%      0.00%      0.00 %      0.19%
Earnings coverage of net charge-offs                               (8.25)x    2.10 x    1.20 x    14.49 x    (7.17) x    14.94 x


     In addition to the loans reported in the Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments, which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $8.3 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note I of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

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

     Loans accounted for on a non-accrual basis at December 31, 2001 were $921,000 as compared to $357,000 as of year-end 2000. Nonperforming assets at December 31, 2001 totaled $1,814 or 1.70% of total assets. This represents an increase of $1.3 million or 228.62% from December 31, 2000. The large fluctuation in nonperforming assets is attributable primarily to the assets acquired as a result of the merger with Towne Bank. Management has continued to monitor these assets and strengthen the Bank's position whenever possible.




NON-PERFORMING  ASSETS  AND  90-DAY  PAST  DUE  LOANS


In thousands, except per share amounts                        2001   2000   1999   1998   1997   1996
                                                             ------  -----  -----  -----  -----  -----
At December 31,
Non-accrual loans . . . . . . . . . . . . . . . . . . . . .  $  921  $ 357  $  10  $ 399  $  75  $ 196
Restructured loans. . . . . . . . . . . . . . . . . . . . .      14      0      0      0      0      0
                                                             ------  -----  -----  -----  -----  -----
Total non-accrual and restructured loans. . . . . . . . . .     935    357     10    399     75    196
Other real estate owned . . . . . . . . . . . . . . . . . .      92      0      0      0      0      0
                                                             ------  -----  -----  -----  -----  -----
Total non-performing assets . . . . . . . . . . . . . . . .    1027    357     10    399     75    196
Loans past due 90-days or more* . . . . . . . . . . . . . .     787    195     74    115     10    125
                                                             ------  -----  -----  -----  -----  -----
  Total non-performing assets and 90-day past due loans      $1,814  $ 552  $  84  $ 514  $  85  $ 321
                                                             ======  =====  =====  =====  =====  =====

Impaired loans. . . . . . . . . . . . . . . . . . . . . . .  $  130  $  80  $  67  $ 720  $  17  $  23
                                                             ======  =====  =====  =====  =====  =====

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

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each loan type for the last five years. If applied, commercial loans would require 35.52% of the reserve while the installment (consumer) and real estate loans would require 61.34% and 3.14%, respectively. Currently, the allowance for loan losses has been allocated based upon the results of the loan reviews and management's assessment of the overall portfolio and other factors as follows; commercial loans 48.34%, real estate loans 6.16% and consumer loans 16.00%. The remaining 29.50% of the allowance is currently "unallocated". The losses experienced, combined with the type and market value of the collateral securing the various loans within the portfolio, is the primary reason for the percentage allocation of the allowance to the individual loan types.

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 2001. The Bank has no exposure from troubled debts to lesser-developed countries or from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio decreased to 1.03% in 2001 from 1.19% and 2.18% in 2000 and 1999, respectively. The allowance for loan losses to loan balances outstanding at year-end was 1.04%, 0.95% and 1.40% for years 2001, 2000 and 1999, respectively.

     The Bank experienced net recoveries in 2001 of $73,000 as compared to net charge-offs in $327,000 in 2000. The average net charge-offs for the preceding three years (1998-2000) were $301,000. The 1997 net recovery position is primarily attributed to a single borrower. The yearly average net charge-offs for the last five-year period (1997-2001) were $143,000. Based upon the ongoing assessment of the quality of the loan portfolio and local economic trends management felt it was necessary to reinitiate the periodic provisions for possible loan losses.

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

     A portion of the portfolio's investment debt securities classified as Held-To-Maturity are those securities, which the Bank has the ability and intent to hold to maturity. These securities are stated at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method. The remainder of the debt securities and the Bank's marketable equity investment securities are carried at market value, and accordingly, are classified as Available-For-Sale.

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, under SFAS No. 115, beginning in 1994 debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. At December 31, 2001 and 2000 the Bancorp's shareholders' equity contained $280,000 and $81,000, respectively, in unrealized gains and losses on securities available-for-sale.

     Investment securities at year-end 2001 decreased $620,000 or 4.02% from year-end 2000 while federal funds sold increased $1.1 million from 2000 or 66.63%. Because the funding needs of the Bank's loan portfolio increased at a lesser rate than the deposits of the Bank, excess funds were utilized to reduce borrowings and satisfy other cash requirements. Management maintains federal funds sold balances consistently at levels that will cover short-term liquidity needs of the Bank.

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

     DEPOSITS. The "Consolidated Average Balance Sheet and Related Yields and Rates" table highlights average deposits and interest rates during the last three years. Average deposits have increased in 2001, by approximately $10.4 million, or 12.08% from 2000, which had also increased from 1999, by approximately $2.0 million, or 2.38%. The average cost of funds for the Bank was approximately 4.68% for the year ended December 31, 2001 compared to 4.74% and 4.22% for 2000 and 1999, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. The Bank experienced increases in the average balances of all deposit categories during 2001 except money market accounts. The shifting of individual deposits from the traditional savings passbook accounts to higher yielding time open or time certificate accounts seems to have subsided as evidenced by the composition of the deposit portfolios as of year-end 2001 compared to year-end 2000. The Bank's cost of funds has decreased as the older higher interest-bearing deposits repriced to current market interest rates. Management is continually monitoring the local market and responds to competitive pressures by pricing the Bank's loan products and managing the investable funds. As a result, the net interest margin has decreased 47 basis points since December 31, 2000.

     SHAREHOLDERS' EQUITY. Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Six-Year Consolidated Financial Summary" table, reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 9.2% for the past six years. It should be noted that this ratio decreased by 1 basis point in 2001 to 9.26%, which is still exceeds of the regulatory minimum capital requirements. The decrease resulted primarily the declaration of $293,000 in cash dividends coupled with the $3.3 million growth in total assets. It should also be noted that the return on average assets decreased to $0.56 in 2001 compared to $0.68 in 2000.

     The yield (interest expense) on interest-costing liabilities decreased less rapidly than the yield (interest income) on interest- earning assets, resulting in a decrease in the Bank's interest margin. As indicated earlier, the average allowance for loan losses to average loans outstanding was 1.03%, 1.19% and 2.18% for years 2001, 2000, and 1999, respectively.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2001, the Bank's risk-based capital ratio for Tier I and Tier II capital was 12.91% and 14.02% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The "Risk-Based Capital" table contains a summary of both the Bank's risk-based capital and leverage components and ratios.

COMPARISON  OF  THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED    DECEMBER
31,  2001  AND  2000

     GENERAL. The Bancorp had consolidated net income of $602,000 or $1.03 basic earnings per share, for the year ended December 31, 2001 as compared to $686,000 or $1.18 basic earnings per share for 2000 and $643,000 or $1.12 basic earnings per share for 1999. Return on average assets ratio (ROAA) was 0.56%, 0.68% and 0.68% in 2001, 2000, and 1999, respectively.

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




CONSOLIDATED  AVERAGE  BALANCE  SHEETS  AND  RELATED  YIELDS  AND  RATES


In thousands, except ratios
---------------------------
                                                               2001                 2000                1999
                                                            ---------            ----------          ---------


                                                   Interest    Average              Interest  Average            Interest
                                        Average    Income/     Yields/    Average   Income/   Yields/   Average  Income/
                                        Balance    Expense     Rates      Balance   Expense   Rates     Balance  Expense
                                        ---------  ----------  ---------  --------  --------  --------  -------  --------

Assets
Cash and due from banks                 $  2,564                          $  1,387                      $  1,501
Interest bearing deposits in banks            35   $       2       4.45 %       21   $     2      9.52 %      17  $    1
Federal funds sold.                        7,622         266       3.49      1,987       125      6.29     3,408     167
Investment securities
Taxable debt securities                   14,190         839       5.91     14,955       887      5.93   16,717       969
Tax-exempt debt securities(1)                 74           5       6.76        264        20      7.58      435        30
Equity securities                            607          42       6.92        575        33      5.74      575        35
                                        --------   ---------              --------   -------            -------   -------
Total Investment securities               14,870         886       5.96     15,794       940      5.95   17,727     1,034
Loans
Real Estate                               29,088       2,471       8.49     32,168     2,744      8.53   31,491      2,605
Consumer                                  14,553       1,587      10.91     12,635     1,367     10.82    8,149        951
Commercial (1)                            35,083       3,079       8.78     32,209     3,089      9.59   26,930      2,452
                                       ---------   ---------              --------  --------            -------    -------
Total loans                               78,724       7,137       9.07     77,012     7,200      9.35   66,570      6,008

Total earning assets                     101,251       8,291       8.19     94,814     8,267      8.72   87,722      7,210
                                         -------                           -------                       ------
Allowance for loan losses                   (808)                             (917)                      (1,451)
Other assets                               4,894                             6,221                        6,677
                                       ---------                          --------                    ---------
Total assets                            $107,901                          $101,505                     $ 94,449
                                        ========                          ========                     ========

Liabilities and Shareholders' Equity
Noninterest-bearing deposits            $ 10,097                          $  9,969                     $  9,423
Interest-bearing deposits
NOW accounts                              14,839         540       3.64     13,477       484      3.59   13,766       461
Money market accounts                      1,151          27       2.31      1,384        35      2.53    1,785        45
Savings accounts                          16,086         326       2.03     15,584       379      2.43   16,148       391
Time deposits                             54,673       3,148       5.76     45,995     2,626      5.71   43,275     2,254
                                         ---------    -------             --------  --------            -------  --------
Total interest-bearing deposits           86,749       4,041       4.66     76,440     3,524      4.61   74,974     3,151
Borrowed funds.                              523          34       6.46      5,392       354      6.57      612        36
                                        ---------    --------             --------  --------            -------  --------
Total interest-bearing liabilities        87,272       4,075       4.67     81,832     3,878      4.74   75,586     3,187
                                         -------                           -------                      -------
Other liabilities                            541                               290                          424
Shareholders' equity                       9,991                             9,414                        9,016
                                         -------                           -------                       ---------

Total liabilities and shareholders' equity  $107,901                         $ 101,505                     $ 94,449
                                            ========                         =========                      ========

Net interest income (1)                              $  4,216                        $ 4,389                      $ 4,023
                                                      =========                      =========                    ========

Yield spread                                                       3.52 %                          3.98 %
Net interest income to earnings assets                             4.16 %                          4.63 %
Interest-bearing liabilities to earning assets.                   93.84 %                         86.31 %

(1)  tax-equivalent basis


In thousands, except ratios


Average
Yields/
Rates
-----

Assets
Cash and due from banks
Interest bearing deposits in banks               4.58 %
Federal funds sold                               4.92
Investment securities
Taxable debt securities                          5.79
Tax-exempt debt securities(1)                    6.83
Equity securities                                6.16

Total Investment securities                      5.83
Loans
Real Estate                                      8.27
Consumer                                        11.67
Commercial (1)                                   9.11

Total loans                                      9.03

Total earning assets                             8.22

Allowance for loan losses
Other assets

Total assets

Liabilities and Shareholders' Equity
Noninterest-bearing deposits
Interest-bearing deposits
NOW accounts                                     3.35
Money market accounts                            2.54
Savings accounts                                 2.42
Time deposits                                    5.21

Total interest-bearing deposits                  4.20
Borrowed funds                                   5.92

Total interest-bearing liabilities               4.22

Other liabilities
Shareholders' equity


Total liabilities and shareholders'     equity


Net interest income (1)

Yield spread                                     4.00%
Net interest income to earnings assets           4.59%
Interest-bearing liabilities to earning assets  84.26%

(1)  tax-equivalent basis







RATE/VOLUME  ANALYSIS


                                                   2001 OVER 2000                             2000 OVER 1999
                                                  ----------------                           --------------
                                                         Yield/                                    Yield/
In Thousands                                  Volume     Rate         Total              Volume    Rate        Total
                                              ------    ----          -----              ------    ----       -------

Changes in Tax Equivalent Interest Income *
Interest income
Interest-bearing deposits in banks            $    1     $  (1)       $   0              $   0    $  1         $    1
Federal funds sold                               160       (19)         141                (89)     47            (42)
Investment securities                            (55)        1          (54)              (114)     20            (94)
Loans                                            262      (325)         (63)               876     316          1,192
                                              -------    ------       ------            ------    ----         -------
Total                                            368      (344)          24                673     384          1,057
                                              -------    ------      ------             ------    ----         -------

Interest expense
Interest-bearing deposits                        302       215          517                 67     306            373
Borrowed funds                                  (314)       (6)        (320)               286      32            318
                                              -------    ------       ------            ------    ----         -------
Total                                            (12)      209          197                353     338            691
                                              -------    ------      ------             ------    ----         -------

Net interest income                           $  380     $(553)       $(173)             $ 320    $ 46         $   366
                                              =======    ======       ======            ======    ====         =======


*Changes in the average balance/rate are allocated entirely to the yield/rate changes





NON-INTEREST  EXPENSES


In Thousands, except ratios
                               2001           % Change       2000      % Change    1999      % Change
Salaries and benefits
Salaries                       $     1,686    8.35 %         $1,556    6.65 %      $1,459    30.73 %
Benefits                               322   (5.01)             339   18.53           286    12.60
                               -----------                   ------                 ------
Total                          $     2,008    5.96           $1,895    8.60        $1,745    27.37
                             =============                   ======                ======

Occupancy and equipment
Depreciation                   $       277  (10.93)%         $  311   (1.27)%      $  315    45.83 %
Maintenance and repairs                192    4.92              183   27.08           144    (1.37)
Real estate taxes                       62    6.90               58   70.59            34    17.24
Insurance                               18    0.00               18   (5.25)           19    11.76
Utilities                               71   10.94               64   (9.86)           71    39.22
                             -------------                    ------               ------
Total                          $       620   (2.21)          $  634    8.75        $  583    27.02
                               ===========                   ======                ======

Other expenses
Advertising                    $       110   12.24 %         $   98  (23.44)%      $  128   236.84 %
Dues and subscriptions                  22   15.79               19   (5.00)           20    11.11
Telephone                               75    7.14               70   12.90            62    29.17
Organizational costs                     0    0.00                0       0             0  (100.00)
Insurance                               12   14.29               14  (54.84)           31    55.00
Loan                                    21    8.70               23   21.05            19   (13.64)
Education                               10  (28.75)              14   39.13            23   130.00
Travel and entertainment                25   (3.85)              26   23.81            21    10.53
FDIC insurance                          17    0.00               17   70.00            10    (9.09)
Legal                                   97   16.87               83  (27.19)          114   338.46
Overdrafts                               6  (25.00)               8  (33.33)           12    (7.69)
Examination and accounting.            150   (8.50)             160   (7.51)          173   (48.05)
Data processing           .            154   10.79              139   13.01           123    10.81
State and other taxes                  124    8.77              114    0.00           114    (4.20)
Other                                   17  (22.73)              22  (54.16)           48    50.00
                               -----------                   ------                ------
Total                          $       840    4.09           $  807  (10.13)       $  898     7.80
                               ===========                   ======                ======

     The net yield on interest-earning assets has decreased to 4.16% in 2001 from 4.63% and 4.59%, in 2000 and 1999, respectively. Net interest income decreased $173,000, or 3.94%, in 2001 and had increased $366,000, or 9.10%, in
2000, while earnings decreased $84,000, or 12.24%, in 2001 from $686,000 in 2000 and  increased  $43,000,  or  6.69%,  in  2000  from  $643,000  in  1999.  The
"Rate/Volume Analysis" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets increased by $6,437,000 and average interest-bearing liabilities increased by $5,440,000 in 2001 which resulted in increased net interest income of $380,000 (due to volume); while the overall decrease in rates for earning assets did exceed the overall decrease in rates on interest-bearing liabilities which resulted in a net decrease of $553,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to decrease interest earnings by $173,000 during 2001.

     Net loan income decreased $63,000 or 0.88% over the prior year primarily as a result of the decreases interest rates, the changes in the composition of the portfolio, increased competition from financial and non-financial sources, and Management's adherence to strong loan underwriting standards. Average loan yields have decreased 28 basis points in 2001 after a 32 basis point increase in 2000. As of year-end 2001 approximately $29.3 million, or 36.14%, of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

     Interest rates on tax-free investment securities have decreased 82 basis points in 2001, from an average portfolio yield of 7.58% to 6.76%, and interest rates on equity investment securities have increased 118 basis points from an average portfolio yield of 5.74% to 6.92%, and interest rates on taxable investment securities decreased 2 basis points from an average yield of 5.93% to 5.91%, resulting in a $55,000 decrease in taxable income due to volume. Approximately $6,100,000 of securities matured in 2001. Reinvestment yields on approximately $3,665,000 of maturing securities in 2002 will be used to determine appropriate maturities or alternative investments.

     Federal funds sold income increased by $141,000 or 112.80% in 2001 after a $42,000 or 25.15% decrease in 2000. Volume increased earnings $160,000 and rates decreased earnings $19,000 in 2001. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

     Interest-bearing deposit expense increased $517,000 or approximately 14.67% in 2001 after a $373,000 or 11.84% increase in 2000. The volume increase caused interest expense to increase $302,000 while changes in rates caused a $215,000 increase in interest expense in 2000. Rates paid on NOW accounts and money market accounts increased 5 basis points and decreased 22 basis points respectively in 2001, compared to an increase of 24 basis points for NOW accounts and a 1 basis point decrease for money market accounts in 2000. The yields on savings accounts decreased 40 basis points and the yield on time deposits increased 7 basis points in 2001. Market fluctuation and competition from non-financial institutions have continued to be factors in the shift to higher yielding time deposits.

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

     The changes in both asset and liability volumes in 2001 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net decrease of $173,000 in net interest income. Changes in interest-earning asset volume accounted for a $368,000 increase in net interest income, while changes in interest-bearing liability volume increased net interest income $12,000.

     The decreases in interest rates on both interest-earning assets and interest-bearing liabilities in 2001 had more of an effect on the net interest margin, a $344,000 decrease, than the changes in the yields on assets and liabilities, a $209,000 decrease.

     OTHER INCOME AND OTHER EXPENSE. Total other income consists of operating income attributed to providing deposit accounts for bank customers, secondary market lending, the disposition of investment securities prior to their maturity (which are classified as available-for-sale), and fees from banking services.

     Total other expenses consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank building and equipment, banking services promotion, taxes and assessments, and other operating expenses. The "Non-Interest Expenses" table contains a summary of these items for the years ended December 31, 2001, 2000, and 1999.

     INCOME TAXES. Applicable income taxes of $259,000 in 2001 consist of federal taxes only. For the previous two years the federal tax rate was 34%.

     Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses ($15,000 in 2001, $75,000 in 2000 and $-0- in 1999) and the level of tax-exempt income on securities, which was $21,000, $14,000, and $22,000 for the three years presented. The effective income tax rates for tax years ended December 31, 2001, 2000 and 1999 are 30.01%, 31.12% and 30.49%, respectively.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. Referring to "Interest Rate Sensitivity" table, the Bank is in a liability sensitive position up to one year, which is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates. In periods of rising interest rates, an asset sensitive position is more favorable as interest sensitive assets may be adjusted to rising market rates prior to maturing interest sensitive liabilities. The three-month category of interest sensitive liabilities include approximately $33.4 million of NOW, money market and savings accounts which can be adjusted nearly immediately to offset any positive gap in a declining rate environment.

     Management utilizes variable rate loans and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.




INTEREST  RATE  SENSITIVITY
                                                                       REPRICING OR MATURING


                                                            Over          Over          Over
                                              Within        3 Months      1 Year        3 Years       After
                                              3 Months      to 1 Year     to 3 Years    To 5 Years    5 Years    Total
                                           -----------    -----------   ------------  ------------  ---------  -------
In thousands, except ratios
At December 31, 2001
Loans . . . . . . . . . . . . . . . . . . .  $   20,089    $     9,252    $    15,337   $ 21,404      $15,100    $ 81,182
Investment securities . . . . . . . . . . .       1,009          2,656          9,983        542          625      14,815
Other earning assets. . . . . . . . . . . .       2,834              0              0          0            0       2,834
Other assets. . . . . . . . . . . . . . . .           0              0              0          0        7,625       7,625
                                             -----------  ------------    ------------  ---------    --------    --------

Total assets. . . . . . . . . . . . . . . .  $   23,932   $    11,908     $    25,320   $ 21,946      $23,350    $106,456
                                             ===========  ============    ===========   ========     ========    ========

Noninterest-bearing deposits. . . . . . . .  $        0   $         0     $         0   $      0      $10,943    $ 10,943
Interest-bearing deposits . . . . . . . . .      46,730        21,837          14,669      1,052            0      84,288
Borrowed funds. . . . . . . . . . . . . . .           0             0               0          0          115         115
Other liabilities and equity. . . . . . . .           0             0               0          0       11,110      11,110
                                             -----------  ------------   ------------  ---------     --------    --------

Total liabilities and equity. . . . . . . .  $   46,730   $    21,837     $    14,669   $  1,052      $22,168    $106,456
                                             ===========  ============    ============  =========    ========    ========

Gap*. . . . . . . . . . . . . . . . . . . .  $  (22,798)  $    (9,929)    $    10,651   $ 20,894      $15,610
Cumulative gap. . . . . . . . . . . . . . .     (22,798)      (32,727)        (22,076)    (1,182)      14,428

Cumulative gap as a percent of total assets     (21.42%)      (30.74%)        (20.74%)    (1.11%)       13.55%




OTHER  BALANCE  SHEET  DATA
In  thousands,  except  ratios


MATURITY OF TOTAL INVESTMENT SECURITIES (A)
                                                                        Carrying
                             Within 1 Year          1-5 Years           After 10Years
                             Amount/Yield           Amount/Yield        Amount/Yield
                            --------------          ---------------     --------------

At December 31, 2001
Investment securities
available-for-sale:
U.S. Treasury                $  1,009   6.25%       $  1,573   5.96%       0    0.00%
Federal agency                  2,656   6.23%          7,924   6.67%       0    0.00%
Corporate debt                      0   0.00%          1,028   7.16%       0    0.00%
Equity                              0   0.00%              0   0.00%       0    0.00%
                             --------               ---------            -----

Total securities
available-for-sale           $  3,665   6.24%         10,525   6.62%       0    0.00%
                            ---------              ---------           ------

Total investment             $  3,665   6.24%      $  10,525   6.62%   $   0    0.00%
                             ========              =========           ======
Securities


MATURITY OF TOTAL INVESTMENT SECURITIES (A)                                     Total
                                           No Fixed Maturity    Total           Market
                                           Amount/Yield         Amount/Yield    Value
                                           -----------------    ------------    ------
At December 31, 2001
Investment securities
available-for-sale:
U.S. Treasury                              0   0.00%            $ 2,582  6.08%  $ 2,582
Federal agency.                            0   0.00%             10,580  6.56%   10,580
Corporate debt                             0   0.00%              1,028  7.16%    1,028
Equity                                   625   6.68%                625  6.68%      625
                                        ----                    -------         -------

Total securities
available-for-sale                       625   6.68%             14,815  6.52%   14,815
                                        ----                    -------         -------

Total investment                        $625   6.68%            $14,815  6.52%  $14,815
                                        ====                    =======         =======
Securities







MATURITY OF LOANS (B)                                              Within    1-5      After 5
                                                                   1 year    years    Years      Total
                                                                  --------  -------  -------
Commercial.                                                        $ 4,913  $ 3,049  $  1,112    $ 9,074
Real Estate                                                         19,713   25,899    11,362     56,974
                                                                   -------  -------  --------    -------
Total                                                              $24,626  $28,948  $ 12,474    $66,048
                                                                   =======  =======  ========    =======

Fixed                                                              $ 3,695  $ 4,007  $  8,833    $16,535
Variable                                                            20,931   24,941     3,641     49,513
                                                                   -------  -------  --------     ------
Total                                                              $24,626  $28,948  $ 12,474    $66,048
                                                                   =======  =======  ========    =======

(a) Based upon contractual maturities.
(b) Excludes consumer and residential mortgage loans of $15,134.







MATURITY OF DEPOSITS
                                                   Within .   3-6      6-12      Over 12
In thousands . . . . . . . . . . . . .             3 Months   Months   Months    Months     Total
                                                   ---------  -------  --------  -------  -------
At December 31, 2001
Time Deposits of $100,000 or more. . .             $   4,786  $ 1,687  $  2,384  $ 3,199  $12,056
                                                    =========  =======  ========  ======= =======


Certificates of deposit. . . . . . . .             $  12,687  $ 8,277  $ 22,564  $ 1,049  $44,577
                                                   =========  =======  ========  =======  =======


DEPOSITS AT DECEMBER 31, . . . . . .    2001       2000       1999     1998     1997       1996
                                        ---------  -------  --------  -------  -------   -------
Noninterest-bearing deposits . . . . .  $  10,943  $ 9,446    $ 9,587  $ 9,655  $ 6,371  $ 6,720
Interest-bearing deposits
NOW and money market accounts. . . . .     16,615   14,395     14,357   14,835    9,757    9,303
Savings accounts . . . . . . . . . . .     16,757   15,128     15,713   15,990   14,591   15,225
Certificates of deposit and individual
    retirement accounts. . . . . . . .     50,916   51,139     43,884   44,711   33,209   28,910
                                         ---------  -------  --------  -------  -------  -------
Total deposits . . . . . . . . . . . .  $  95,231  $90,108    $83,541  $85,191  $63,928  $60,158
                                        =========  =======    =======  =======  =======  =======


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) , was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of this Statement was deferred by the issuance of Statement of Financial Accounting Standards 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137). SFAS 133 was also amended by Statement of Financial Accounting Standards 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). The adoption of this Statement in is not expected to have a material impact on the financial statements of the Bancorp.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the company expects that a minimial amount of its intangible assets will no longer be amortized.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with early retirement of tangible long-lived assets. SFAS is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The company plans to adopt SFAS 143 effective January 1, 2002.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets Disposed Of (SFAS
121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segement of Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.




CONSOLIDATED  INCOME  SUMMARY


In thousands, except percentages         2001  % Change    2000  % Change    1999      1998      1997    1996
                                        ------  -------    ------  ------   ------    ------     -----   -----
Interest income (tax-equivalent basis)  $ 8,291   0.29%   $8,267  14.66%     $7,210    $6,618    $5,608  $5,250
Interest expense . . . . . . . . . . .    4,075   5.08%    3,878  21.68%      3,187     2,958     2,387   2,174
                                         -------          ------             ------    ------    ------  ------
Net interest income. . . . . . . . . .    4,216  (3.94%)   4,389   9.10%      4,023     3,660     3,221   3,076
Provision for loan losses. . . . . . .       15 (80.00%)      75 100.00%          0         0         0      75
                                        --------          ------              ------    ------   ------  ------
Net interest income after provision
for loan losses. . . . . . . . . . . .    4,201  (2.62%)   4,314   7.23%       4,023    3,660    3,221    3,001
Non-interest income. . . . . . . . .        680  23.19%      552 (13.88)%        641      420      320      314
Non-interest expense . . . . . . . .      4,016   3.93%    3,864   3.87%       3,720     3,125   2,288    2,195
                                        --------           -----               ------  ------   ------   ------
Income before income taxes . . . . . .      865 (13.67%)   1,002   6.14%         944      955    1,253    1,120
Income tax expense . . . . . . . . . .      259 (16.45%)     310   9.93%         282      301      375      334
Tax-equivalent adjustment. . . . . . .        4 (33.33%)       6 (68.42)%         19       31       43       39
                                        --------          ------               ------   ------   ------   -----
Net income . . . . . . . . . . . . . .  $   602 (12.24%)  $  686   6.69%      $  643   $  623   $  835   $  747
                                        =======           ======              ======   ======   ======   ======


-22-





QUARTERLY  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION


                                                              2001  Quarters                            2000  Quarters
                                                    ------------------------------------------     -----------------------------
In thousands, except per common
                                                    Fourth     Third         Second      First     Fourth      Third     Second
share amounts and ratios
Interest income . . . . . . . . . . . . . . .       $  2,026   $  2,041     $  2,117    $  2,103  $  2,168    $  2,132   $  2,017
Interest expense. . . . . . . . . . . . . .              900      1,055        1,069       1,051     1,063       1,017        920
                                                   ----------  ---------  ---------  ---------   ---------   ---------  ---------
Net interest income . . . . . . . . . . . . .          1,126        986        1,048       1,052     1,105       1,115      1,097
Provision for loan losses . . . . . . . . . .              0          0            0          15        75           0          0
                                                  ----------  ---------   ---------   ---------  ---------  ---------   ---------
Net interest income after
   provision for loan losses. . . . . . . . .          1,126        986        1,048       1,037     1,030       1,115      1,097

Non-interest income . . . . . . . . . . . . .            209        188          154         129       143         143        152
Non-interest expense. . . . . . . . . . . . .          1,017        986        1,023         990       971         979        983
                                                  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes. . . . . . . . . .            318        188          179         176       202         279        266
Income tax expense. . . . . . . . . . . . . .            100         50           55          54        66          89         72
                                                  ----------   ---------   ---------   ---------   ---------  ---------  ---------
Net income. . . . . . . . . . . . . . . . . .       $    218   $    138     $    124    $    122   $    136   $    190   $    194
                                                    ========   ========     ========    ========   ========   ========   ========

Per Common Share
Net income
Basic . . . . . . . . . . . . . . . . . . . .  $        0.37    $  0.24     $   0.21    $   0.21    $   0.36   $  0.32   $   0.20
Diluted . . . . . . . . . . . . . . . . . . .           0.37       0.24         0.21        0.21        0.36      0.32       0.20
Dividends declared. . . . . . . . . . . . . .           0.30       0.00         0.20        0.00        0.30      0.00       0.19
Shareholders' equity. . . . . . . . . . . . .          17.88      17.91        17.51       17.46       17.10     16.67      16.17
Stock price range
High. . . . . . . . . . . . . . . . . . . . .          19.50      19.00        20.00       22.75       24.25     26.00      25.00
Low . . . . . . . . . . . . . . . . . . . . .          17.00      17.00        17.00       18.25       19.50     26.00      22.63

Tax-equivalent Yields and Rates
Interest-bearing deposits in banks. . . . .            2.36%      4.18%         4.87%      5.36%      5.67%      5.38%      5.35%
Federal funds sold. . . . . . . . . . . . .            2.33%      3.19%         4.26%      5.38%      6.64%      6.51%      6.32%
Investment securities . . . . . . . . . . .            5.96%      5.81%         6.36%      6.02%      6.08%      6.04%      5.69%
Loans . . . . . . . . . . . . . . . . . . .            8.81%      8.83%         9.35%      9.48%      9.61%      9.63%      9.41%
Total earning assets. . . . . . . . . . . .            7.86%      7.78%         8.44%      8.79%      8.98%      8.98%      8.73%
Interest-bearing deposits . . . . . . . . .            4.14%      4.67%         4.89%      5.01%      4.93%      4.71%      4.43%
Borrowed funds. . . . . . . . . . . . . . .            6.80%      6.60%         7.69%      6.32%      6.77%      6.88%      6.59%
Total interest-bearing liabilities. . . . .            4.14%      4.67%         4.89%      5.03%      5.04%      4.88%      4.57%
Yield spread. . . . . . . . . . . . . . . .            3.72%      3.11%         3.55%      3.76%      3.94%      4.10%      4.16%
Net interest income to earning
    assets. . . . . . . . . . . . . . . . .            4.30%      3.71%         4.16%      4.40%      4.61%      4.75%      4.79%
Ratios
Return on assets. . . . . . . . . . . . . . .          0.80%      0.71%         0.55%      0.47%      0.52%      0.73%      0.79%
Leverage. . . . . . . . . . . . . . . . . . .          8.97%      8.89%         8.88%      9.25%     10.77%     10.85%     10.77%
Return on average shareholders' equity. . . .          8.54%      7.71%         5.98%      5.00%      5.75%      8.14%      8.55%

Average Assets
Cash and due from banks . . . . . . . . . . .  $      2,480   $  2,642       $  2,621   $  2,937   $  2,806   $  2,788   $  2,800
Interest-bearing deposits in banks. . . . . .            24         28             43         46         18         31         27
Federal funds sold. . . . . . . . . . . . . .         7,818     10,959          8,623      2,998      2,048      2,213      1,961
Investment securities . . . . . . . . . . . .        14,974     14,160         15,044     15,315     15,665     15,307     15,388
Loans . . . . . . . . . . . . . . . . . . . .        79,122     77,246         77,206     78,568     79,541     78,622     76,033
Allowance for loan losses . . . . . . . . . .          (802)      (922)          (988)    (1,003)      (932)      (973)      (998)
Other assets. . . . . . . . . . . . . . . . .         5,590      5,747          5,690      5,383      5,049      5,176      5,077
                                               ----------------  ---------  ---------  ---------  ---------  ---------  ---------
Total average assets. . . . . . . . . . . . .  $    109,206   $109,860       $108,239   $104,246    104,195   $103,164   $100,258
                                               ============   =========     =========  =========  =========  =========  =========


Total earning assets. . . . . . . . . . . . .  $    101,938   $102,393       $100,916   $ 96,927   $ 97,272   $ 96,173   $ 93,409
                                               ============  =========      =========  =========  =========  =========   =========

Average Liabilities and Shareholders'  Equity
Noninterest-bearing deposits. . . . . . . . .  $     10,971   $ 10,150       $  9,721   $  9,529   $  9,809   $ 10,005   $ 10,205
Interest-bearing deposits . . . . . . . . . .        87,008     88,990         88,003     82,927     79,483     77,066     75,146
Borrowed funds. . . . . . . . . . . . . . . .           116        117            129      1,754      4,965      6,341      5,292
Other liabilities . . . . . . . . . . . . . .           903        548            458        267        548        459        434
Shareholders' equity. . . . . . . . . . . . .        10,208     10,055          9,928      9,769      9,390      9,293      9,211
                                               ----------------  ---------     -------  ---------  ---------  ---------  ---------
Total average liabilities and
shareholders' equity. . . . . . . . . . . . .  $    109,206   $109,860       $108,239   $104,246   $104,195   $103,164   $100,288
                                               ============   =========      ========   =========  =========  =========  =========


                                         2000  Quarters
                                         --------------
In thousands, except per common
share amounts and ratios
                                                First
Interest income . . . . . . . . . . . . . . .  $ 1,944
Interest expense. . . . . . . . . . . . . . .      878
                                               -------
Net interest income . . . . . . . . . . . . .    1,066
Provision for loan losses . . . . . . . . . .        0
                                               -------
Net interest income after
   provision for loan losses. . . . . . . . .    1,066

Non-interest income . . . . . . . . . . . . .      114
Non-interest expense. . . . . . . . . . . . .      931
                                               -------
Income before income taxes. . . . . . . . . .      249
Income tax expense. . . . . . . . . . . . . .       83
                                               -------
Net income. . . . . . . . . . . . . . . . . .  $   166
                                               =======

Per Common Share
Net income
Basic . . . . . . . . . . . . . . . . . . . .  $  0.30
Diluted . . . . . . . . . . . . . . . . . . .     0.30
Dividends declared. . . . . . . . . . . . . .     0.00
Shareholders' equity. . . . . . . . . . . . .    16.21
Stock price range
High. . . . . . . . . . . . . . . . . . . . .    24.76
Low . . . . . . . . . . . . . . . . . . . . .    23.57

Tax-equivalent Yields and Rates
Interest-bearing deposits in banks. . . . . .     5.43%
Federal funds sold. . . . . . . . . . . . . .     5.57%
Investment securities . . . . . . . . . . . .     5.85%
Loans . . . . . . . . . . . . . . . . . . . .     9.19%
Total earning assets. . . . . . . . . . . . .     8.51%
Interest-bearing deposits . . . . . . . . . .     4.34%
Borrowed funds. . . . . . . . . . . . . . . .     5.97%
Total interest-bearing liabilities. . . . . .     4.45%
Yield spread. . . . . . . . . . . . . . . . .     4.06%
Net interest income to earning
    assets. . . . . . . . . . . . . . . . . .     4.67%
Ratios
Return on assets. . . . . . . . . . . . . . .     0.67%
Leverage. . . . . . . . . . . . . . . . . . .    10.74%
Return on average shareholders' equity. . . .     7.23%

Average Assets
Cash and due from banks . . . . . . . . . . .  $ 2,757
Interest-bearing deposits in banks. . . . . .        7
Federal funds sold. . . . . . . . . . . . . .    1,724
Investment securities . . . . . . . . . . . .   16,826
Loans . . . . . . . . . . . . . . . . . . . .   72,867
Allowance for loan losses . . . . . . . . . .   (1,005)
Other assets. . . . . . . . . . . . . . . . .    5,171
                                               -------
Total average assets. . . . . . . . . . . . .  $98,347
                                               =======


Total earning assets. . . . . . . . . . . . .  $91,424
                                               =======

Average Liabilities and Shareholders'  Equity
Noninterest-bearing deposits. . . . . . . . .  $ 9,855
Interest-bearing deposits . . . . . . . . . .   74,020
Borrowed funds. . . . . . . . . . . . . . . .    4,960
Other liabilities . . . . . . . . . . . . . .      383
Shareholders' equity. . . . . . . . . . . . .    9,129
                                               -------
Total average liabilities and
shareholders' equity. . . . . . . . . . . . .  $98,347
                                               =======






                          INDEPENDENT AUDITOR'S REPORT




The  Board  of  Directors
Exchange  Bancshares,  Inc.
Luckey,  Ohio


     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders equity and cash flows for each of the years in the three-year period ended December 31, 2001.
These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                           Dixon,  Francis,  Davis
                                           &  Company


Granville,  Ohio
February  7,  2002



EXCHANGE  BANCSHARES,  INC.  -  CONSOLIDATED  BALANCE  SHEETS
=============================================================
                                                      (Dollars in thousands)

                                                             December  31,
                                                      -----------------------

                                                           2001       2000
                                                       ---------  ---------
ASSETS
Cash and cash equivalents
Cash and amounts due from depository institutions . . .  $  3,931   $  2,816
Interest-bearing demand deposits in banks . . . . . . .        23         67
Federal funds sold. . . . . . . . . . . . . . . . . . .     2,811      1,687
                                                         ---------  ---------
Total cash and cash equivalents . . . . . . . . . . . .     6,765      4,570

Investment securities
Securities available-for-sale . . . . . . . . . . . . .    14,815     15,335
Securities held-to-maturity, fair values of $0 and $101         0        100
                                                         ---------  ---------
Total investment securities . . . . . . . . . . . . . .    14,815     15,435

Loans . . . . . . . . . . . . . . . . . . . . . . . . .    81,182     79,279
Allowance for loan losses . . . . . . . . . . . . . . .      (844)      (756)
                                                         ---------  ---------
Net loans . . . . . . . . . . . . . . . . . . . . . . .    80,338     78,523

Premises and equipment, net . . . . . . . . . . . . . .     3,428      3,449
Accrued interest receivable . . . . . . . . . . . . . .       788        848
Intangible assets . . . . . . . . . . . . . . . . . . .        83         90
Deferred income taxes . . . . . . . . . . . . . . . . .         0        106
Other assets. . . . . . . . . . . . . . . . . . . . . .       239        134
                                                         ---------  ---------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $106,456   $103,155
                                                         =========  =========

LIABILITIES
Deposits:
Noninterest-bearing . . . . . . . . . . . . . . . . . .  $ 10,943   $  9,446
Interest-bearing. . . . . . . . . . . . . . . . . . . .    84,288     80,662
                                                         ---------  ---------
Total deposits. . . . . . . . . . . . . . . . . . . . .    95,231     90,108

Borrowed funds. . . . . . . . . . . . . . . . . . . . .       115      2,632
Accrued interest payable. . . . . . . . . . . . . . . .       256        292
Deferred income taxes . . . . . . . . . . . . . . . . .        12          0
Other liabilities . . . . . . . . . . . . . . . . . . .       352        162
                                                         ---------  ---------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .    95,966     93,194

SHAREHOLDERS  EQUITY
Preferred shares ($25.00 par value) 750 shares
authorized, 0 shares issued . . . . . . . . . . . . . .         0          0
Common shares ($5.00 par value) 750,000 shares
authorized, 586,644 and  585,503 issued . . . . . . . .     2,933      2,928
Additional paid-in capital. . . . . . . . . . . . . . .     5,071      5,055
Retained earnings . . . . . . . . . . . . . . . . . . .     2,206      1,897
Accumulated other comprehensive income. . . . . . . . .       280         81
                                                         ---------  ---------


TOTAL SHAREHOLDERS  EQUITY. . . . . . . . . . . . . . .    10,490      9,961
                                                         ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS  EQUITY. . . . . . .  $106,456   $103,155
                                                         =========  =========

----------------------------------------
See accompanying notes.



          EXCHANGE BANCSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME
          =============================================================
                                   (Dollars in thousands, except per share data)
                                                  Year Ended December 31,
                                                  -----------------------
                                                   2001    2000    1999
                                                  ------  ------  ------
INTEREST INCOME
Interest and fees on loans . . . . . . . . . . .  $7,134  $7,200  $5,995
Interest and dividends on investment securities.     885     934   1,028
Interest on federal funds sold . . . . . . . . .     266     125     167
Interest on due from bank deposits . . . . . . .       2       2       1
                                                  ------  ------  ------

TOTAL INTEREST INCOME. . . . . . . . . . . . . .   8,287   8,261   7,191

INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . .   4,041   3,524   3,151
Interest on advances from Federal Home Loan Bank      34     354      36
                                                  ------  ------  ------

TOTAL INTEREST EXPENSE . . . . . . . . . . . . .   4,075   3,878   3,187
                                                  ------  ------  ------

NET INTEREST INCOME. . . . . . . . . . . . . . .   4,212   4,383   4,004

Provision for loan losses. . . . . . . . . . . .      15      75       0
                                                  ------  ------  ------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES. . . . . . . . . . . . . . . . .   4,197   4,308   4,004

NON-INTEREST INCOME
Service charges on deposits. . . . . . . . . . .     328     291     276
Secondary market loan fees . . . . . . . . . . .     188      75      29
Other income . . . . . . . . . . . . . . . . . .     164     186     336
                                                  ------  ------  ------

TOTAL NON-INTEREST INCOME. . . . . . . . . . . .     680     552     641

NON-INTEREST EXPENSES
Salaries and employee benefits . . . . . . . . .   2,008   1,895   1,745
Occupancy and equipment, net . . . . . . . . . .     620     634     583
Bank and ATM charges . . . . . . . . . . . . . .     124     110     100
Credit card. . . . . . . . . . . . . . . . . . .      59      60      80
Data processing. . . . . . . . . . . . . . . . .     154     139     123
Directors fees . . . . . . . . . . . . . . . . .      70      64      62
Examination and accounting fees. . . . . . . . .     150     160     173
State and other taxes. . . . . . . . . . . . . .     124     114     114
Postage and courier. . . . . . . . . . . . . . .     119     122     117
Supplies and printing. . . . . . . . . . . . . .     119     124     131
Advertising. . . . . . . . . . . . . . . . . . .      97      98     128
Legal. . . . . . . . . . . . . . . . . . . . . .     110      83     114
Other expenses . . . . . . . . . . . . . . . . .     262     261     250
                                                  ------  ------  ------

TOTAL NON-INTEREST EXPENSES. . . . . . . . . . .   4,016   3,864   3,720
                                                  ------  ------  ------

INCOME BEFORE FEDERAL INCOME
TAX EXPENSE. . . . . . . . . . . . . . . . . . .     861     996     925

Federal income tax expense . . . . . . . . . . .     259     310     282
                                                  ------  ------  ------

NET INCOME . . . . . . . . . . . . . . . . . . .  $  602  $  686  $  643
                                                  ======  ======  ======


EARNINGS PER SHARE:
Basic. . . . . . . . . . . . . . . . . . . . . .  $ 1.03  $ 1.18  $ 1.12
Diluted. . . . . . . . . . . . . . . . . . . . .  $ 1.03  $ 1.18  $ 1.12

------------------------------------------
See accompanying notes.


                                 Exchange Bancshares, Inc.
                Consolidated Statements of Changes in Shareholders' Equity

                                Number of shares     (Dollars in thousands)
                               ----------------

                                                                 Additional
                                  Common     Treasury   Common   paid-in
                                   Stock     Stock      Stock    Capital
                                -----------  ---------  -------  --------

Balances at December 31, 1998.    524,620   (3,525)     $ 2,623  $ 3,786

Net income
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102
Comprehensive income
Cash dividends declared
($.47 per share)
5% stock dividend declared . .     26,231                   131      525
Issuance of common stock . . .      1,388                     7       28
Purchase of treasury stock . .               (374)
Sale of treasury stock . . . .              3,899                     43
                                ---------   ------         -----    ----

Balances at December 31, 1999.    552,239       0         2,761    4,382

Net income
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $88
Comprehensive income
Cash dividends declared
($.49 per share)
5% stock dividend declared . .     27,420                  137       567
Issuance of common stock . . .      5,844                   30       106
                                ----------  --------    -------    -----

Balances at December 31, 2000.    585,503       0        2,928     5,055

Net income
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102
Comprehensive income
Cash dividends declared
($.50 per share)
Issuance of common stock . . .      1,141                    5        16
                                -----------  ---------  -------    -----

Balances at December 31, 2001.    586,644       0      $ 2,933  $  5,071
                                ===========  =========  =======  ========



                                               (Dollars  in  thousands)

                                                            Accumulated
                                                            Other            Compre-
                                 Retained       Treasury    Comprehensive    Hensive
                                 Earnings       Stock       Income           Income
                                -------------  ----------  ---------------  -------

Balances at December 31, 1998.   $  2,488       $  (50)     $  109

Net income . . . . . . . . . .        643                                    $  643
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102 . . . . . .                               (198)             (198)
                                                                            --------
Comprehensive income . . . . .                                               $  445
                                                                            ========
Cash dividends declared
($.47 per share) . . . . . . .       (269)
5% stock dividend declared . .       (656)
Issuance of common stock
Purchase of treasury stock . .                      (9)
Sale of treasury stock . . . .                      59
                                   --------        -----    -----

Balances at December 31, 1999.      2,206            0        (89)

Net income . . . . . . . . . .        686                                     $  686
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $88. . . . . . .                                170                170
                                                                              ------
Comprehensive income . . . . .                                                $  856
                                                                              =======
Cash dividends declared
($.49 per share) . . . . . . .       (285)
5% stock dividend declared . .       (704)
Issuance of common stock . . .         (6)
                                   --------        -----    -----

Balances at December 31, 2000.      1,897            0         81

Net income . . . . . . . . . .        602                                     $  602
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102 . . . . . .                                199                199
                                                           -------             -----
Comprehensive income . . . . .                                                $  801
                                                                              =======
Cash dividends declared
($.50 per share) . . . . . . .       (293)
Issuance of common stock

Balances at December 31, 2001.      2,206       $   0      $  280
                                =============  ========     ======

---------------------------------------
See accompanying notes.



                         EXCHANGE BANCHSARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS
                         =================================================================
                                                                               (Dollars  in  thousands)
                                                                                Year ended December 31,
                                                                     --------------------------------------------
                                                                                    2001       2000       1999
                                                                                   ------      ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $    602   $    686   $   643
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses. . . . . . . . . . . . . . . . . . . . .                        15         75         0
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                       276        311       316
Goodwill amortization. . . . . . . . . . . . . . . . . . . . . . .                         7          7         8
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .                        17         71       116
Investment securities amortization (accretion), net. . . . . . . .                        55         55        97
Originations of loans held-for-sale. . . . . . . . . . . . . . . .                         0          0      (757)
Proceeds from loans held-for-sale. . . . . . . . . . . . . . . . .                         0         34     1,325
Changes in operating assets and liabilities:
Accrued interest receivable. . . . . . . . . . . . . . . . . . . .                        60       (127)      (32)
Accrued interest payable . . . . . . . . . . . . . . . . . . . . .                       (37)       103        18
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (106)       493      (360)
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .                       190       (296)      307
                                                                                     --------  ---------  --------
Net cash provided by operating activities. . . . . . . . . . . . .                     1,079      1,412     1,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities. . . . . .                       100        175       737
Purchases of available-for-sale securities . . . . . . . . . . . .                    (5,234)    (4,542)   (5,706)
Proceeds from maturities of available-for-sale securities. . . . .                     6,000      6,277     6,900
Net increase in loans. . . . . . . . . . . . . . . . . . . . . . .                    (1,830)    (7,650)   (9,615)
Purchases of premises and equipment. . . . . . . . . . . . . . . .                      (255)       (97)      (69)
                                                                                     --------  ---------  --------
Net cash used in investing activities. . . . . . . . . . . . . . .                    (1,219)    (5,837)   (7,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits                     5,347       (689)     (823)
Certificates of deposit. . . . . . . . . . . . . . . . . . . . . .                      (223)     7,255      (827)
Proceeds from short-term Federal Home Loan Bank advances . . . . .                         0     21,000     5,000
Payments on short-term Federal Home Loan Bank advances . . . . . .                    (2,500)   (23,500)        0
Payments on long-term Federal Home Loan Bank advances. . . . . . .                       (17)       (19)      (21)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . .                        21        130        35
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .                         0          0        (9)
Sale of treasury stock . . . . . . . . . . . . . . . . . . . . . .                         0          0       102
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .                      (293)      (285)     (269)
                                                                                     --------  ---------  --------
Net cash provided by financing activities. . . . . . . . . . . . .                     2,335      3,892     3,188
                                                                                     --------  ---------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .                     2,195       (533)   (2,884)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . .                     4,570      5,103     7,987
                                                                                    ---------  ---------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . .                $    6,765   $  4,570   $ 5,103
                                                                                    =========  =========  ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest . . . . . . . . . . . . . .                $    4,111   $  3,775   $ 3,169
Cash paid during the year for income taxes . . . . . . . . . . . .                       146        287       271

------------------------------------------
See Accompanying notes.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS
Exchange Bancshares, Inc. (the Bancorp ) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Exchange Bank, (the Bank ). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in portions of Lucas and Wood Counties in Northwest Ohio. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland (FRB).

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

The Bank s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

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

OTHER  REAL  ESTATE  OWNED
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs related to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

RECLASSIFICATIONS
Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.



NOTE  B  -  RESTRICTION  ON  CASH  AND  DUE  FROM  BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank and other correspondent banks. The required reserve at December 31, 2001 and 2000 was $709,000 and $639,000, respectively.


NOTE  C  -  INVESTMENT  SECURITIES

The amortized cost of securities and their approximate fair values are as follows:




Available-for-sale
------------------
                                                                   (Dollars in thousands)


                                   December 31, 2001                               December 31, 2000
                                  ------------------                               ------------------
                                           Gross               Gross                               Gross        Gross
                       Amortized           unrealized          unrealized    Fair     Amortized    unrealized   unrealized
                       cost                gains               losses        value    cost         gains        losses
                       ------------------  ------------------  ------------  -------  ----------  -----------  ------------
U.S.
 Government . . . . .  $  2,524            $   58               $   0        $ 2,582  $ 4,008      $   27       $   (6)

Federal agency. . .      10,210               375                  (5)        10,580    9,617         123          (14)

Corporate
 debt securities. . .     1,032                 4                  (8)         1,028    1,000           0           (7)

Equity
 securities . . . . .       625                 0                   0            625      587           0            0
                       ----------          ----------          ----------     -------  -------    -------      --------

Total
 Available-for-sale .    14,391               437                 (13)        14,815   15,212         150          (27)


Held-to-maturity
---------------------

State &
 municipal securities         0                 0                  0               0      100          1             0
                        --------            ------            -------        -------    -------    --------   --------

Total
 held-to-maturity . .         0                 0                  0               0      100          1             0
                       --------           --------             ------           -----    ------     -------      ------

Total . . . . . . . .  $ 14,391            $  437             $  (13)        $14,815  $15,312      $ 151        $  (27)
                       ========            =======            =======        =======  =======      ======       =======


                       Fair
                       value
                       -------
U.S.
 Government . . . . .  $ 4,029

Federal agency. . . .    9,726

Corporate
 debt securities. . .      993

Equity
 securities . . . . .      587
                       -------

Total
 Available-for-sale .   15,335


Held-to-maturity
---------------------

State &
 municipal securities      101
                       -------

Total
 held-to-maturity . .      101
                       -------

Total . . . . . . . .  $15,436
                       =======

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2001, by contractual maturity, are as follows:




                                      (Dollars in thousands)

                                        AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                   Amortized             Fair              Amortized    Fair
Amounts maturing in :              Cost                  Value             Cost         Value
                                   -------------------  -----------------  ----------  ------
One year or less. . . . . . . . .   $  3,599             $  3,665           $  0        $  0
After one year through five years     10,167               10,525              0           0
Equity securities . . . . . . . .        625                  625              0           0
                                   -------------------  -----------------  ----------  ------

Total . . . . . . . . . . . . . .  $  14,391             $ 14,815           $  0        $  0
                                   =========             =========          ======      ====


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

The  Bank  did  not  sell  any  securities  in  2001,  2000,  or  in  1999.

Investment securities with a carrying value of approximately $10,746,000 and $10,420,000 were pledged at December 31, 2001 and 2000 to secure certain deposits.



NOTE  D  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES

Loans  at  December  31,  2001  and  2000  are  summarized  as  follows:

                                               (Dollars in thousands)
                                                  2001      2000
                                               --------  --------
Loans secured by real estate:
Construction . . . . . . . . . . . . . . . . .  $ 1,694   $   833
Farmland . . . . . . . . . . . . . . . . . . .    2,711     3,065
One-to four-family residential properties. . .   32,994    37,854
Multifamily (5 or more) residential properties    1,203       928
Nonfarm nonresidential properties. . . . . . .   24,227    20,164
Agricultural production. . . . . . . . . . . .      852       816
Commercial and industrial. . . . . . . . . . .    3,596     2,544
Consumer . . . . . . . . . . . . . . . . . . .   13,696    13,027
Municipal. . . . . . . . . . . . . . . . . . .      268       140
Other loans. . . . . . . . . . . . . . . . . .        9         7
                                                --------  --------
                                                 81,250    79,378
Unearned income. . . . . . . . . . . . . . . .      (68)      (99)
                                                --------  --------

Total. . . . . . . . . . . . . . . . . . . . .  $81,182   $79,279
                                                ========  ========



                             2001    2000     1999
                            ------  -------  -------
Allowance for loan losses:

Balance, beginning of year  $ 756   $1,008   $1,542
Provision for loan losses.     15       75        0
Recoveries on loans. . . .    333       79       60
Loans charged off. . . . .   (260)    (406)    (594)
                            ------  -------  -------

Balance, end of year . . .  $ 844   $  756   $1,008
                            ======  =======  =======


At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $130,000 and $80,000, respectively. The average recorded investment in impaired loans amounted to approximately $135,000 and $79,000 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $82,000 and $43,000 at December 31, 2001 and 2000, respectively. Interest income on impaired loans of $14,000, $8,000 and $20,000 was recognized for cash payments received in 2001, 2000 and 1999, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2001 was $633,000. During the year ended December 31, 2001, new loans made to such related parties amounted to $191,000 and payments amounted to $194,000.

One loan totaling $92,000 was transferred from loans to other real estate owned during 2001. No loans were transferred to other real estate owned in 2000.




NOTE  E  -  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at December 31, 2001 and 2000 follows:


                      (Dollars in thousands)


                            2001      2000
                          --------  --------
Land . . . . . . . . . .  $   738   $   738
Buildings. . . . . . . .    3,254     3,236
Equipment. . . . . . . .    1,918     1,681
                          --------  --------

                            5,910     5,655
Accumulated depreciation   (2,482)   (2,206)
                          --------  --------

Total. . . . . . . . . .  $ 3,428   $ 3,449
                          ========  ========

NOTE  F  -  DEPOSITS

Deposit account balances at December 31, 2001 and 2000, are summarized as follows:


                           (Dollars in thousands)


                                 2001     2000
                                -------  -------
Noninterest-bearing. . . . . .  $10,943  $ 9,446
Interest-bearing demand. . . .   16,615   14,395
Savings accounts . . . . . . .   16,757   15,128
Individual retirement accounts    6,339    6,062
Certificates of deposit. . . .   44,577   45,077
                                -------  -------

Total. . . . . . . . . . . . .  $95,231  $90,108
                                =======  =======


The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $12,056,000 and $12,101,000 at December 31, 2001 and 2000.

Certificates  maturing  in  years  ending  December 31, as of December 31, 2001:




                 (Dollars in thousands)
2002 . . . . . . . . .  $31,699
2003 . . . . . . . . .    9,429
2004 . . . . . . . . .    2,400
2005 . . . . . . . . .      914
After 2005 . . . . . .      135
                        -------

Total. . . . . . . . .  $44,577
                        =======


The Bank held related party deposits of approximately $952,000 and $858,000 at December 31, 2001 and 2000, respectively.

Overdrawn demand deposits reclassified as loans totaled $9,000 and $7,000 at December 31, 2001 and 2000, respectively.



NOTE  G  -  BORROWED  FUNDS

Borrowed  funds  are  comprised  of  the  following  at  December  31:




                                                          (Dollars in thousands)

                                                Current
                                                Interest         BALANCE
                                                Rate        2001        2000
                                                --------   -------    -------
Fixed rate advances, with monthly principal
  and interest payments due July 1, 2017. . .       6.85%  $    115     $  132

Variable rate advances, with monthly interest
  payments and principal due:
Advance due February 1, 2000. . . . . . . . .                     0          0
Advance due February 18, 2000 . . . . . . . .                     0          0
Advance due March 27, 2000. . . . . . . . . .                     0          0
Advance due February 12, 2001 . . . . . . . .                     0      1,000
Advance due February 14, 2001 . . . . . . . .                     0        500
Advance due February 27, 2001 . . . . . . . .                     0      1,000
                                                             -------  --------

Total advances. . . . . . . . . . . . . . . .               $   115   $  2,632
                                                            ========  ========

Federal Home Loan Bank ( FHLB ) advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $460,000) and by 100% of the Bank s qualified mortgage loan portfolio (totaling approximately $32,994,000). Based on the carrying amount of "FHLB" stock owned by the Bank, total "FHLB" advances are limited to approximately $9,200,000.

The aggregate minimum future annual principal payments on FHLB advances are $15,000 in 2002, $14,000 in 2003, $12,000 in 2004, $11,000 in 2005, and $63,000
after  2005.



NOTE  H  -  FEDERAL  INCOME  TAXES

THE COMPONENTS OF INCOME TAX EXPENSE FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ARE AS FOLLOWS:





                    (Dollars in thousands)


                      2001   2000   1999
                      -----  -----  -----
Income tax expense
Current tax expense.  $ 242  $ 239  $ 166
Deferred tax expense     17     71    116
                      -----  -----  -----

Total. . . . . . . .  $ 259  $ 310  $ 282
                      =====  =====  =====


A reconciliation of the federal statutory tax rate to the Bancorp's effective tax rate for the years ended December 31, 2001, 2000, and 1999 is as follows:


                                    (Dollars in thousands)

                                      2001    2000    1999
                                     ------  ------  ------
Federal statutory income tax at 34%  $ 293   $ 338   $ 315
Tax exempt income . . . . . . . . .     (7)     (7)    (24)
Net operating loss carryforward . .    (19)    (19)    (19)
Non-deductible expenses . . . . . .      6       3       0
Other . . . . . . . . . . . . . . .    (14)     (5)     10
                                     ------  ------  ------

Total . . . . . . . . . . . . . . .  $ 259   $ 310   $ 282
                                     ======  ======  ======

The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:


                                          (Dollars in thousands)

                                               2001    2000
                                              ------  ------
Deferred tax assets:
  Allowance for loan losses. . . . . . . . .  $ 190   $ 185
  Investment securities. . . . . . . . . . .      0       0
  Net operating loss carryforward. . . . . .    309     328
  Nonaccrual loans . . . . . . . . . . . . .     29       3
  Other. . . . . . . . . . . . . . . . . . .      0       4
                                              ------  ------

                                                528     520

Deferred tax liabilities:
  Loan fees. . . . . . . . . . . . . . . . .    (10)    (18)
  Depreciation . . . . . . . . . . . . . . .    (33)    (26)
  Investment securities. . . . . . . . . . .   (144)    (42)
  Other. . . . . . . . . . . . . . . . . . .    (44)      0
                                              ------  ------

                                               (231)    (86)

Valuation allowance for deferred tax assets.   (309)   (328)
                                              ------  ------

  Net deferred tax asset (liability) . . . .  $ (12)  $ 106
                                              ======  ======

In  accordance  with  Internal  Revenue  Code  Section  382,  utilization of the
Company's net operating loss carryforward is estimated to be limited to approximately $19,000 per year. The net operating loss carryforward expires in 2018. Because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward that may be utilized through expiration is estimated to be approximately $309,000.


NOTE  I  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE-SHEET  RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit , which are not included in the accompanying consolidated financial statements. The Bank s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:



                    (Dollars in thousands)


                         2001    2000
                        ------  ------
Home equity lines. . .  $1,608  $1,142
Credit card lines. . .   2,838   2,814
Other loan commitments   3,753   5,517
Letter of credit . . .     138       0
                        ------  ------

Total. . . . . . . . .  $8,337  $9,473
                        ======  ======


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments during the past two years.

The Bank maintains several bank accounts at six banks. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at two of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $2,453,000.



NOTE  J  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES

The Bancorp periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bancorp.



NOTE  K  -  RESTRICTION  ON  DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2001, $1,136,000 in retained earnings were available for the payment of dividends to the holding company without prior regulatory approval.

NOTE  L  -  EMPLOYEE  BENEFIT  PLANS

In 1994 the Profit Sharing Plan was changed to a discretionary Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account Plan which also includes a 401(k) plan. Under the new plan the Bank will match fifty cents for each dollar which the employee voluntarily contributes to the plan. This match by the Bank is limited to three percent of the employee s annual salary. The contributions made by the Bank for the years 2001, 2000 and 1999 were $33,000, $30,000, $30,000, respectively. Forty-six employees participated in the plan during 2001, thirty-eight in 2000, and thirty-five employees participated in the plan during 1999.



NOTE  M  -  EARNINGS  PER  SHARE

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

The  following  table  sets  forth  the  computation  of  earnings  per  share:


                                  (Dollars in thousands, except per share data)


                                                 2001        2000        1999
                                              ----------  ----------  ----------
Numerator:
Net income, earnings per share and
  earnings per share - assuming dilution . .  $      602  $      686  $      643

Denominator:
Weighted average shares outstanding,
  earnings per share and earnings per share-
  assuming dilution. . . . . . . . . . . . .   585,553.2   583,870.0   575,725.9

Earnings per share . . . . . . . . . . . . .  $     1.03  $     1.18  $     1.12
                                              ==========  ==========  ==========
Earnings per share - assuming dilution . . .  $     1.03  $     1.18  $     1.12
                                              ==========  ==========  ==========

NOTE  N  -  REGULATORY  MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank (FRB). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bancorp and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The  Bank's  actual  and  required  capital  amounts and ratios are as follows:




                                               (Dollars in thousands)


                                                                                          To Be Well
                                                                                          Capitalized Under
                                                              For Capital                 Prompt Corrective
                                 Actual                       Adequacy Purposes           Action Provisions
                          ------------------                 ------------------          ------------------
                           Amount         Ratio               Amount       Ratio           Amount   Ratio
                           -------       -------           ---------    ------            -------   ------
As of December 31, 2001:
Total Risk-Based Capital
(to Risk-Weighted Assets)  $  10,636     14.0%               $ 6,070      8.0%             $ 7,587  10.0%
Tier I Capital
(to Risk-Weighted Assets)      9,792     12.9%                 3,035      4.0%               4,552   6.0%
Tier I Capital
(to Average Assets) . . .      9,792      9.0%                 3,274      3.0%               5,456   5.0%

As of December 31, 2000:
Total Risk-Based Capital
(to Risk-Weighted Assets)  $  10,276      14.6%              $ 5,643      8.0%             $ 7,054  10.0%
Tier I Capital
(to Risk-Weighted Assets)      9,520      13.5%                2,822      4.0%               4,233   6.0%
Tier I Capital
(to Average Assets) . . .      9,520       9.1%                3,123      3.0%               5,205   5.0%


NOTE  O  -  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

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

The estimated fair values of the Company's financial instruments at December 31, are as follows:




                                      (Dollars in thousands)

                                     2001                   2000
                                    -------                ------
                              Carrying    Fair       Carrying    Fair
                              Amount      Value      Amount      Value
                              --------    -------    ---------   -----
Financial assets:
Cash and cash equivalents .  $ 6,765      $ 6,765    $ 4,570     $ 4,570
Investments securities. . .   14,815       14,815     15,435      15,436
Loans . . . . . . . . . . .   80,338       81,083     78,523      77,634
Accrued interest receivable      788          788        848         848

Financial liabilities:
Deposits. . . . . . . . . .   95,231       93,929     90,108      90,119
Borrowed funds. . . . . . .      115          115      2,632       2,648
Accrued interest payable. .      256          256        292         292

NOTE  P  -  PARENT  COMPANY  FINANCIAL  INFORMATION

Condensed financial information for Exchange Bancshares, Inc. (parent company only) follows:

                            CONDENSED BALANCE SHEETS

                                               (Dollars in thousands)

                                                  At December 31,

                                                 2001         2000
                                                 --------  -------
Assets
Noninterest-bearing deposit with subsidiary bank $    66      $  181
Interest-bearing deposit in subsidiary bank. . .     175         175
Investment in subsidiary bank. . . . . . . . . .  10,155       9,691
Other assets . . . . . . . . . . . . . . . . . .     198          43
                                                  ------     -------

Total assets . . . . . . . . . . . . . . . . . . $10,594      $10,090
                                                  ======      =======

Other liabilities. . . . . . . . . . . . . . . . $   104      $   129
Shareholders' Equity . . . . . . . . . .          10,490        9,961
                                                 -------      -------

Total liabilities and shareholders' equity . . . $10,594      $10,090
                                                 =======      =======


                         CONDENSED STATEMENTS OF INCOME


                                               (Dollars in thousands)

                                               Year ended December 31,
                                              -------------------------
                                               2001       2000      1999
                                              ------      -----    -----
Income
Interest on deposits in subsidiary bank. . . . $  11      $  5     $   0
Dividends from subsidiary bank . . . . . . .     400       300       300
                                               -----      ----     -----
Total income . . . . . . . . . . . . . . . . .   411       305       300

Expenses
Salaries . . . . . . . . . . . . . . . . . .      26        26        24
Accounting and consulting fees . . . . . . .      34        29        42
Other expenses . . . . . . . . . . . . . . . .    48        65        34
                                               ------     -----    -----
Total expenses . . . . . . . . . . . .           108       120       100
                                               -------    -----    -----

Income before income taxes and equity in undistributed
 Earnings of subsidiary. . . . . . . . . . . .   303       185       200
Income tax benefit . . . . . . . . . . . . . . .  33        40        34
                                                -----     ----     -----
Income before undistributed earnings of
 subsidiary . .                                  336       225       234
Equity in undistributed earnings of subsidiary . 266       461       409
                                                -----     -----    -----
  Net income . . . . . . . . . . . . . . .     $ 602      $ 686    $ 643
                                               =====      =====    =====

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Dollars in thousands)

                                                           Year ended December 31,
                                                        2001         2000         1999
                                                     ---------      ------      ------

Cash Flows from Operating Activities
Net income. . . . . . . . . . . . . . . . . . . . .     $  602       $  686       $  643
 Adjustments to reconcile net income to net cash
      flows provided by operating activities:

 Deferred income taxes. . . . . . . . . . . . . . .          0            0            0
 Change in other assets . . . . . . . . . . . . . .       (155)         269            5
 Change in other liabilities. . . . . . . . . . . .        (25)        (146)           0
 Equity in undistributed earnings of subsidiary . .       (266)        (461)        (409)
                                                     ----------       ------       ------
Net cash from operating activities. . . . . . . . .        156          348          239

Cash Flows from Investing Activities
 Purchase of time deposit . . . . . . . . . . . . .          0         (175)           0
 Maturity of time deposit . . . . . . . . . . . . .          0            0            0
                                                         -------      ------       ------
Net cash provided by (used in) financing activities          0         (175)           0

Cash Flows from Financing Activities
 Proceeds from sale of common stock . . . . . . . .         22          131           35
 Purchase of treasury stock . . . . . . . . . . . .          0            0           (9)
 Sale of treasury stock . . . . . . . . . . . . . .          0            0          102
 Cash dividends paid. . . . . . . . . . . . . . . .       (293)        (285)        (269)
                                                        --------      ------       ------

Net cash used in financing activities . . . . . . .       (271)        (154)        (141)
                                                      --------        ------       ------

Net increase (decrease) in cash
and cash equivalents. . . . . . . . . . . . . . . .       (115)          19           98

Cash and cash equivalents
Beginning of year . . . . . . . . . . . . . . . . .        181          162           64
                                                     ----------       ------       ------
End of year . . . . . . . . . . . . . . . . . . . .     $   66        $ 181        $ 162
                                                        ======        ======       ======




DIRECTORS  OF  EXCHANGE  BANCSHARES,  INC.
CECIL  R.  ADKINS,  Manufactured  Housing,  Developer
Walbridge,  Ohio
NORMA  J.  CHRISTEN,  Restaurant  Owner
Bowling  Green,  Ohio
MARK  S.  DERKIN,  Specialized  Industrial  Distributor
Maumee,  Ohio
THOMAS  J.  ELDER,  Banker
Elmore,  Ohio
DONALD  P.  GERKE,  Educator
Pemberville,  Ohio
JOSEPH  R.  HIRZEL,  Food  Processing
Pemberville,  Ohio
ROLLAND  I.  HUSS,  Farmer
Luckey,  Ohio
MARION  LAYMAN,  Banker
Luckey,  Ohio
DONALD  H.  LUSHER,  Manager  -  Real  Estate
Walbridge,  Ohio
DAVID  G.  MARSH,  Funeral  Director  /  Embalmer
Luckey,  Ohio
EDMUND  J.  MILLER,  Television  Broadcasting,  Engineer
Luckey,  Ohio

EXECUTIVE  OFFICERS  OF  EXCHANGE
BANCSHARES,  INC.
MARION  LAYMAN,  Chairman  and  President
ROLLAND  I.  HUSS,  Vice  Chairman
JOSEPH  R.  HIRZEL,  Secretary  and  Treasurer
THOMAS  E.  FUNK,  Vice  President  &  CFO

ANNUAL  MEETING
Wednesday,  May  1,  2002,  following  the
     6:30  p.m.  dinner  for  shareholders
4900  Sugar  Ridge  Road
Pemberville,  Ohio  43450

INDEPENDENT  AUDITORS
Dixon,  Francis,  Davis  &  Company
1205  Weaver  Road
Granville,  Ohio  43023
(740)  321-1000
Fax  (740)  321-1100

COUNSEL
Dinsmore  &  Shohl  LLP
Attorneys  at  Law
1900  Chemed  Center,  255  East  Fifth  Street
Cincinnati,  Ohio  45202
(513)  977-8200

TRANSFER  AGENT
Illinois  Stock  Transfer  Company
209  West  Jackson  Blvd.,  Suite  903
Chicago,  Illinois  60606
(312)  427-2953  or  1(800)  757-5755
Fax  (312)  427-2879



There were 586,644 common shares of Exchange Bancshares outstanding on March 15, 2002, held of record by approximately 805 shareholders. Since January 1, 1994, Exchange Bancshares' common shares have been traded on the over-the-counter market. Two brokerage firms serve as limited market makers: McDonald & Company and Sweeny Cartwright & Co. The following represents high and low trading prices and dividends declared during each respective quarter during 2000 and 2001. Trading prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.



                                          DIVIDEND
2000               HIGH        LOW        DECLARED
First  Quarter     $24.762     $23.571    $0.00
Second  Quarter    $25.000     $22.625    $0.19
Third  Quarter     $26.000     $26.000    $0.00
Fourth  Quarter    $24.250     $19.500    $0.30

                                          DIVIDEND
2001               HIGH        LOW        DECLARED
First  Quarter     $22.750     $18.250    $0.00
Second  Quarter    $20.000     $17.000    $0.20
Third  Quarter     $19.000     $17.000    $0.00
Fourth  Quarter    $19.500     $17.000    $0.30


A copy of Exchange Bancshares' Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, is available at no charge to shareholders upon request to:


Joseph  R.  Hirzel,  Secretary
Exchange  Bancshare,  Inc.
237  Main  Street,  P.  O.  Box  177
Luckey,  OH  43443-0177
(419)  833-3401

INVESTOR  INFORMATION
Investors,  analysts  and  others  seeking  financial  information  may contact:

Marion  Layman,  Chairman  and  President
Thomas  E.  Funk,  Vice  President  &  CFO
Exchange  Bancshare,  Inc.
237  Main  Street,  P.  O.  Box  177
Luckey,  OH  43443-0177
(419)  833-3401

MARKET  MAKERS
Sweeny  Cartwright  &  Company
17  South  High  Street,  Suite  300
Columbus,  Ohio  43215
(614)  228-5391  or  1(800)  334-7481

McDonald  and  Company
One  Seagate  Square
Toledo,  Ohio  43604
(419)  977-8200





                                            THE EXCHANGE BANK
                                                DIRECTORS



CECIL R. ADKINS. . . . . .  JEROME A. CARPENTER  NORMA J. CHRISTEN          MARK S. DERKIN
Manufactured Housing . . .  Banker               Restaurant Owner           Specialized Industrial
Developer, Walbridge,       Stoney Ridge, 1977   Bowling Green, 1999        Distributor, Maumee,
1989                                                                        1994

THOMAS J. ELDER. . . . . .  DONALD P. GERKE      JOSEPH R. HIRZEL           ROLLAND I. HUSS
Banker . . . . . . . . . .  Educator             Food Processing            Farmer
Elmore, 1994 . . . . . . .  Pemberville, 1994    Pemberville, 1989          Luckey, 1977

MARION LAYMAN. . . . . . .  DONALD H. LUSHER     DAVID G. MARSH             EDMUND J. MILLER
Banker . . . . . . . . . .  Manager-Real Estate  Funeral Director/Embalmer  Television Broadcasting
Luckey, 1962 . . . . . . .  Walbridge, 1970      Luckey, 1993               Luckey, 1996




                                       OFFICERS
            -----------------------------------------------------------------
             MARION LAYMAN. . . . . .  ROLLAND I. HUSS           THOMAS J. ELDER
             Chairman . . . . . . . .  Vice Chairman             President & CEO
             Board of Directors, 1990  Board of Directors, 1994  Senior Lending Officer, 1994

             A. JOHN MOORE. . . . . .  THOMAS E. FUNK            JEFFREY CROSS
             Vice President . . . . .  Vice President            Vice President
             Chief Operations Officer  Chief Financial Officer   Loan Officer
             Cashier-Secretary, 1977.  2002                      1989

             CHARLES M. BAILEY. . . .  JOHN D. KANTNER           DOUGLAS L. TUSSING
             Vice President . . . . .  Vice President            Vice President
             Branch Administrator,. .  Commercial Lending,       Loan Officer
             1995                      1998                      Branch Manager, 2001




              LINDA BINIKER. . . . .  ROBERT E. WALKER       MARY ANN THOMPSON      KATHY L. MEYER
              Vice President . . . .  Mortgage Loan Officer  Security Officer       Mortgage Loan
              Compliance Officer . .  Officer                Bank Secrecy Officer   Administration Officer
              CRA Officer, 1990. . .  1999                   1991                   1997

              SHELLY M. WHEELER       PATRICIA CRAWFORD      BRENDA MOSSING         KIRK STONEROCK
              Mortgage Loan.          Retail Banking Officer Retail Banking Officer Assistant Vice
              Administration Officer  Branch Manager         Branch Manager         President
              1999                    1995                   1999                   1998

              KEITH RANDALL CLINE     SUSAN BEYER            PAMELA MASLAK          JEROME CARPENTER**
              Retail Banking Officer  Operations Officer     Bank Training Office   Vice President
              Branch Manager          2001                   2001                   Loan Officer
              1999


Date Denotes when elected or
Appointed

** Retired 12-31-01