Form 10QSB
period 2002-03-31
EXCHANGE BANCSHARES INC
filed 2002-05-01
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       March  31,  2002

[  ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT  OF  1934  FOR  THE  TRANSITION  PERIOD
       FROM   __________  TO  __________

                       Commission file number  - 33-53596

                            EXCHANGE BANCSHARES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                  OHIO                          34-1721453
       ---------------------------       -----------------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation  or  organization)
           237  Main  Street
           P.O.  Box  177,  Luckey,  Ohio
     ------------------------------------         43443
                                               --------
 (Address  of  principal  executive  offices)    (Zip  Code)

                                 (419) 833-3401
                                 --------------
                           (Issuer's telephone number)
                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of the Registrant's common stock, par value of $5.00 per share, was 586,644 as of April 30, 2002. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                   FORM 10-QSB
                                      INDEX
                                                     Page  Number
PART  I     FINANCIAL  INFORMATION

Item.  1.     Financial  Statements  (Unaudited)

              Consolidated  Balance  Sheets                         3
                 March  31,  2002,  and  December  31,  2001
              Consolidated  Statements  of  Income  -
                 Three  months  ended  March  31, 2002, and 2001    4
              Consolidated  Statements  of  Changes  in
                 Shareholders'  Equity  -
              Periods  ended  March  31,  2002,  and
                              December 31, 2001                     5
              Consolidated  Statements  of  Cash  Flows  -
                 Three  months  ended  March  31, 2002, and 2001    6
              Notes  to  Consolidated  Financial  Statements        7
Item  2.      Management's  Discussion  and  Analysis  of  Financial
                 Condition  and  Results  of  Operations           10

PART  II      OTHER  INFORMATION

Item  1.      Legal  Proceedings                                   15

Item  2.      Changes in Securities and Use of Proceeds            15

Item  3.      Defaults  upon  Senior  Securities                   15

Item  4.      Submission of Matters to a Vote of Security Holders  15

Item  5.      Other  Information                                   15

Item  6.      Exhibits  and  Reports  on Form 8-K                  15

Signatures                                                         16




                                EXCHANGE BANCSHARES, INC.
                               CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                                       (unaudited)
                                                              March 31,     December 31,
                                                                 2002           2001
                                                             ------------  --------------
ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . .     $  3,286        $  3,931
Interest-earning deposits in banks. . . . . . . . . . . . .           58              23
Federal funds sold. . . . . . . . . . . . . . . . . . . . .        2,142           2,811
Securities available-for-sale . . . . . . . . . . . . . . .       14,727          14,815
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,641          81,182
Allowance for loan losses . . . . . . . . . . . . . . . . .         (747)           (844)
                                                             ------------  --------------
Net loans . . . . . . . . . . . . . . . . . . . . . . . . .       79,894          80,338
Premises and equipment. . . . . . . . . . . . . . . . . . .        3,388           3,428
Accrued interest receivable . . . . . . . . . . . . . . . .          776             788
Other assets. . . . . . . . . . . . . . . . . . . . . . . .          534             322
                                                             ------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     $104,805        $106,456
                                                             ============  ==============
LIABILITIES
Deposits:
Noninterest-bearing deposits. . . . . . . . . . . . . . . .     $ 10,049        $ 10,943
Interest-bearing deposits . . . . . . . . . . . . . . . . .       83,620          84,288
                                                             ------------  --------------
Total deposits. . . . . . . . . . . . . . . . . . . . . . .       93,669          95,231

Borrowed funds. . . . . . . . . . . . . . . . . . . . . . .          114             115
Accrued interest payable. . . . . . . . . . . . . . . . . .          180             256
Other liabilities . . . . . . . . . . . . . . . . . . . . .          314             364
                                                             ------------  --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .       94,277          95,966
                                                             ------------  --------------

SHAREHOLDERS  EQUITY
Preferred shares ($25.00 par value)
750 shares authorized, none issued. . . . . . . . . . . . .            0               0
Common shares ($5.00 par value) 750,000 shares authorized,
586,644 shares issued in 2002 and 2001. . . . . . . . . . .        2,933           2,933
Additional paid-in capital. . . . . . . . . . . . . . . . .        5,071           5,071
Retained earnings . . . . . . . . . . . . . . . . . . . . .        2,349           2,206
Accumulated other comprehensive income. . . . . . . . . . .          175             280
                                                             ------------  --------------

TOTAL SHAREHOLDERS  EQUITY. . . . . . . . . . . . . . . . .       10,528          10,490
                                                             ------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS  EQUITY. . . . . . . . .     $104,805        $106,456
                                                             ============  ==============





                            EXCHANGE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
(Dollars in thousands, except per share data) (unaudited)
                                       Three Months Ended
                                       ------------------
                                      March 31,   March 31,
                                      --------    --------
                                         2002        2001
                                       -------    -------
INTEREST INCOME
Interest and fees on loans . . . . .     $ 1,639     $ 1,836
Interest and dividends on securities         205         226
Interest on federal funds sold . . .          10          40
Interest on deposits in banks. . . .           0           1
                                      ----------  ----------
TOTAL INTEREST INCOME. . . . . . . .       1,854       2,103

INTEREST EXPENSE
Interest on deposits . . . . . . . .         739       1,024
Interest on borrowed funds . . . . .           4          27
                                      ----------  ----------
TOTAL INTEREST EXPENSE . . . . . . .         743       1,051
                                      ----------  ----------

NET INTEREST INCOME. . . . . . . . .       1,111       1,052

Provision for loan losses. . . . . .          46          15
                                      ----------  ----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES. . . . . . . . . . .       1,065       1,037

NON-INTEREST INCOME
Service charges on deposits. . . . .          87          71
Secondary market loan fees . . . . .          24          27
Other income . . . . . . . . . . . .          69          31
                                      ----------  ----------
TOTAL NON-INTEREST INCOME. . . . . .         180         129

NON-INTEREST EXPENSES
Salaries and employee benefits . . .         518         483
Occupancy and equipment. . . . . . .         146         172
Bank and ATM charges . . . . . . . .          31          30
Credit card. . . . . . . . . . . . .          14          14
Data processing. . . . . . . . . . .          41          40
Directors fees . . . . . . . . . . .          20          14
Examination and accounting fees. . .          30          29
State and other taxes. . . . . . . .          32          31
Postage and courier. . . . . . . . .          30          33
Supplies and printing. . . . . . . .          33          32
Advertising. . . . . . . . . . . . .          20          29
Legal. . . . . . . . . . . . . . . .          45          22
Other expenses . . . . . . . . . . .          76          61
                                      ----------  ----------
TOTAL NON-INTEREST EXPENSES. . . . .       1,036         990
                                      ----------  ----------

INCOME BEFORE FEDERAL INCOME
TAX EXPENSE. . . . . . . . . . . . .         209         176
Federal income tax expense . . . . .          66          54
                                      ----------  ----------
NET INCOME . . . . . . . . . . . . .      $  143      $  122
                                      ==========  ==========
EARNINGS PER SHARE:
Basic. . . . . . . . . . . . . . . .      $ 0.24      $ 0.21
Diluted. . . . . . . . . . . . . . .      $ 0.24      $ 0.21





                                                 EXCHANGE BANCSHARES, INC.

                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS  EQUITY  (Unaudited)

                                     Periods ended March 31, 2002 and December 31, 2001


                                                  Number                          Amounts
                                               -------------
(Dollars in thousands, except per share data)    of Shares
                                               -------------
                                                                                               Accumulated
                                                                        Additional                Other
                                                  Common       Common    Paid-in   Retained   Comprehensive   Comprehensive
                                                   Stock        Stock    Capital   Earnings       Income         Income
                                               -------------  ---------  --------  ---------  --------------  -------------
December 31, 2000 . . . . . . . . . . . . . .     585,503      $  2,928  $  5,055  $  1,897   $  81

Net income. . . . . . . . . . . . . . . . . .                                           602                   $  602
Other comprehensive income-
   Change in unrealized gain (loss)
   On securities available-for-sale,
   Net of tax of $102 . . . . . . . . . . . .                                                   199              199
                                                                                                                ----
Comprehensive income. . . . . . . . . . .                                                                     $  801
                                                                                                                ====

Cash dividends declared ($.50 per share). . .                                         (293)
Issuance of common stock. . . . . . . . . . .       1,141             5        16
December 31, 2001 . . . . . . . . . . . . . .     586,644         2,933     5,071    2,206      280
Net income. . . . . . . . . . . . . . . . . .                                          143                    $  143
Other comprehensive income-
   Change in unrealized gain (loss)
   On securities available-for-sale,
   Net of tax of $54. . . . . . . . . . . . .                                                  (105)            (105)
                                                                                                               -----
Comprehensive income. . . . . . . . . . . . .                                                                 $   38
                                                                                                                ====
                                               ----------       --------  -------  --------  ------
March 31, 2002. . . . . . . . . . . . . . . .     586,644       $  2,933   $5,071   $ 2,349  $  175
                                               ==========       ========   ======   =======  ======




                             EXCHANGE BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                                 (unaudited)
                                                              Three Months Ended
                                                           -----------------------
                                                           March 31,     March 31,
                                                               2002          2001
                                                          ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . $   143        $   122
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses. . . . . . . . . . . . . . . . .      46             15
Depreciation . . . . . . . . . . . . . . . . . . . . . . .      60             79
Goodwill amortization. . . . . . . . . . . . . . . . . . . . .   0              2


Investment securities amortization (accretion)
                                                                20             12

Changes in operating assets and liabilities:
Accrued interest receivable. . . . . . . . . . . . . . . . .    12             14
Accrued interest payable . . . . . . . . . . . . . . . . . .   (76)            10
Other assets . . . . . . . . . . . . . . . . . . . . . . .    (158)           (88)
Other liabilities. . . . . . . . . . . . . . . . . . . . . .   (50)            40
                                                           --------       --------
Net cash from operating activities . . . . . . . . . . . . .    (3)           206
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in interest-earning deposits in banks. (35)            21
Net decrease (increase) in federal funds sold. . . . . . . .   669         (4,702)
Purchases of available-for-sale securities . . . . . . . . .(1,091)        (1,028)
Proceeds from maturities of available-for-sale securities. . 1,000          1,500
Net decrease in loans. . . . . . . . . . . . . . . . . . . .   398            686
Purchases of premises and equipment. . . . . . . . . . . . . . (20)           (17)
                                                           --------       --------
Net cash from investing activities . . . . . . . . . . . .     921         (3,540)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in noninterest-bearing demand deposits. . . .    (894)          (165)
Net increase in interest-bearing demand and savings deposits 2,070          2,165
Net (decrease)increase  in certificates of deposit . . . .  (2,738)         3,609
Payments on long-term Federal Home Loan Bank advances. . . . .  (1)            (1)

Payments on short-term Federal Home Loan Bank advances . . . .   0         (2,500)
                                                            -------       --------
     Net cash from financing activities. . . . . . . . . .  (1,563)         3,108
                                                           --------       --------

Net decrease in cash and due from banks. . . . . . . . . .    (645)          (226)

Cash and due from banks at beginning of period . . . . . .   3,931          2,816
                                                            -------       --------

Cash and due from banks at end of period . . . . . . . . . . 3,286        $ 2,590
                                                           ========       ========

SUPPLEMENTAL DISCLOSURES
Cash paid for interest . . . . . . . . . . . . . . . . .   $   819        $ 1,041
Cash paid for income taxes . . . . . . . . . . . . . . . . . . 104              0


                            EXCHANGE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                  (Dollars in thousands, except per share data)


NOTE  1.     ACCOUNTING  POLICIES
NATURE  OF  OPERATIONS
Exchange Bancshares, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, The Exchange Bank, (the "Bank"). The Bank generates commercial, agricultural, mortgage and consumer loans and receives deposits from its retail and commercial customers. The Bank operates under a state bank charter and provides full banking services through its five offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

BASIS  OF  PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2002, and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.
BASIS  OF  CONSOLIDATION  AND  RECLASSIFICATIONS
The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.
RECENT  ACCOUNTING  PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations and acquisitions. Goodwill arising from business combinations is no longer amortized, but rather assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company adopted SFAS No. 142 on January 1, 2002. Amortization of goodwill was discontinued as of January 1, 2002, and the first impairment test will be completed on or before June 30, 2002.

NOTE  2.     LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
Loans  are  summarized  as  follows:
                              March  31,  2002          December  31,  2001
                              ----------------          -------------------
Loans  secured  by  real  estate
          Construction                $  1,476                     $  1,694
          Residential  mortgages        32,300                       32,854
          Non-residential  mortgages    29,107                       28,141
     Agricultural  production            1,080                          852
     Commercial  and  industrial         3,290                        3,596
     Consumer                           13,220                       13,777
     Municipal                             168                          268
                                      --------                     --------
          Total  Loans                $ 80,641                      $81,182


Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:

                                        Three Months Ended
                                 March 31,2002    March 31,2001
                                ---------------  ---------------
Balance at beginning of period       $   844          $   756
Provision for loan losses. . .            46               15
Loans charged-off. . . . . . .          (158)             (32)
Recoveries . . . . . . . . . .            15               72
                                     -------           -------
Balance at end of period . . .       $   747          $   811
                                     =======          ========

NOTE  3.     BORROWED  FUNDS
Borrowed  funds  consisted  of  one long-term advance from the Federal Home Loan
Bank of Cincinnati ("FHLB"). The FHLB advance has a fixed rate of 6.85% and a monthly principal and interest repayment schedule. The advance is collateralized by all shares of FHLB stock owned by the Bank and by the Bank's qualified mortgage loan portfolio. At March 31, 2002 the outstanding balance was $114 as compared to $115 at December 31, 2001. The future annual principal payments on the FHLB advance are $14 in 2002, $14 in 2003, $12 in 2004, $11 in 2005, $10 in 2006 and $53 after 2006.

NOTE  4.     REGULATORY  CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2002.


                                                                         Categorized as "Well
                                                     For Capital         Capitalized" Under
                                                     Adequacy            Prompt Corrective
                                    Actual           Purposes            Action Provisions
                             ---------------------  -------------------  ------------------
                              Amount      Ratio     Amount    Ratio      Amount      Ratio
                              --------    -------   -------   -----      ------      -----
Total Risk-Based Capital
  (to Risk-Weighted Assets)  $ 10,701      14.25%   $ 6,007    8.0%      $ 7,508     10.0%
Tier I Capital
  (to Risk-Weighted Assets)     9,954      13.26      3,003    4.0         4,505      6.0
Tier I Capital
   (to Average Assets). . .     9,954       9.47      4,203    4.0         5,254      5.0


NOTE  5.     EARNINGS  PER  SHARE
Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.



                                                                Three Months Ended
                                                       March 31, 2002     March 31, 2001
                                                       --------------     --------------
Numerator
Net income  (basic and diluted) . . . . . . . . . . .  $    143           $    122

Denominator
Weighted average common
shares outstanding  (basic)                             586,644            585,503
Dilutive effect of potential common shares issuable .         0                  0
                                                       --------           --------

Weighted average common
shares outstanding  (diluted)                           586,644            585,503
                                                        =======           ========

Earnings Per Common Share
Basic                                                   $  0.24            $  0.21

Diluted . . . . . . . . . . . . . . . . . . . . . . .   $  0.24            $  0.21



NOTE  6.     COMMITMENTS  AND  CONTINGENT  LIABILITIES
The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

CHANGES  IN  FINANCIAL  CONDITION

BALANCE  SHEET

At March 31, 2002, the consolidated assets of the Company totaled $104,805, a decrease of $1,651 or 1.55% from $106,456 at December 31, 2001. The decrease was primarily due to decreases of $645 in cash and due from banks, $669 in federal funds sold and $541 in loans. During the first quarter of 2002, deposits decreased by $1,562 to $93,669 from $95,231 at December 31, 2001.

The decrease of $645 in cash and due from banks and the decrease of $669 in federal funds sold were used to meet the demand for the outflow of deposits.

Securities available-for-sale decreased $88 from $14,815 at December 31, 2001, to $14,727 at March 31, 2001. For the three months ended March 31, 2002, the yield on the securities portfolio was 5.62% compared to 5.96% for the year ended December 31, 2001. The decline in yield was due to the proceeds of a matured security being reinvested in a similar security at a lower rate.

Loans were $80,641 at March 31, 2002 compared to $81,182 at December 31, 2001. The majority of the decrease was in the residential real estate loans and consumer loans, partially offset by an increase in commercial real estate loans. The decrease in residential real estate loans was primarily due to customers refinancing their real estate loans due to the low interest rate environment through the secondary mortgage market. Agricultural and commercial loans remained relatively constant with the new loan demand equaling loan repayments.

Deposits decreased during the three months ended March 31, 2002 primarily due to decreases of $894 in noninterest-bearing demand deposits and $2,737 in time deposits, offset by an increase of $2,069 in interest-bearing demand and savings deposits. The decrease in deposits is primarily due to public officials withdrawing temporary funds that were on deposit with the Bank.

Borrowed  funds  remained  level  from December 31, 2001 through March 31, 2002.
Borrowed funds consisted of one long-term advance from the FHLB. The FHLB advance has a fixed rate of 6.85% and a monthly principal and interest repayment schedule.

Total shareholders' equity increased $38 from $10,490 at December 31, 2001 to $10,528 at March 31, 2002. This increase was the result of $143 in earnings for the first three months of 2002, offset by a decrease of $105 in accumulated comprehensive income (unrealized gains on securities available-for-sale).

NON-PERFORMING  ASSETS

Non-performing assets are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt and other real estate obtained through loan foreclosure. The aggregate amounts of non-performing assets and selected ratios on the dates indicated are presented in the following table.



                               March  31,     December  31,     March  31,
                                  2002           2001             2001
                                ---------    -------------      ----------

Non-accrual  loans                  $964              $921            $408
Restructured  loans                   13                14              15
                                   -----              ----            ----
Total  non-performing  loans         977               935             423

Other  real  estate  owned            92                92               0
                                    ----             -----            ----
Total  non-performing assets       1,069             1,027             423
Loans  90  days  or  more  past
   due  and  not  on  non-accrual    768               787              345
                                   -----             -----            -----
Total  non-performing  assets
   and  90  days  past  due loans $1,837            $1,814             $768
                                  ======            ======             ====

Non-performing  loans  to
   total  loans                     1.21%             1.15%           0.54%
Non-performing  assets  to
   total  loans  plus  other
   real  estate  owned              1.32              1.26            0.54
Total  non-performing  loans
   plus  loans  90  days  or  more
   past  due  and  not  on
   non-accrual  to  total  loans    2.16              2.12            0.98

The large fluctuation in non-performing assets is attributable primarily to the continued deterioration of the assets acquired as a result of the merger with Towne Bank. The Company has both internal and external loan review procedures that provide for analysis of problem loans. The loans are graded for asset quality by the reviewer and independently analyzed by both the senior loan officer and the chief executive officer of the Bank. The results of the grading process in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan losses on a quarterly basis. Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Bank's liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows,
(iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers and one outside director, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis.
Currently the Bank has several sources available for both short-term and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, federal funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

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

Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation). As of March 31, 2002, the Bank meets all of the capital adequacy requirements to which it is subject.


RESULTS  OF  OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

Net income for the three months ended March 31, 2002 was $143, an increase of $21 or 17.21% from $122 for the three months ended March 31, 2001. Basic earnings per common share for the first quarter of 2002 were $0.24, up 14.29% from $0.21 for the same period in 2001. The increase was primarily due to increases of $59 in net interest income and $51 in non-interest income, partially offset by increases of $31 in the provision for loan losses and $46 in non-interest expenses. For the three months ended March 31, 2002, return on average equity (ROE) and return on average assets (ROA) were 5.50% and 0.55%, respectively, compared to 5.06% and 0.47%, respectively, in 2001.

NET  INTEREST  INCOME

The Company's earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control. Average interest-earning assets increased 1.51% from the first quarter last year while average interest-bearing liabilities decreased 1.06%. The Company's net interest margin for the three months ended March 31, 2002 was 4.58%, an increase of 17 basis points over 4.41% from the same period last year. The increase in net interest margin was primarily due to rates on interest-bearing liabilities decreasing more than rates on interest-earning assets and an increase in interest-earning assets while interest-bearing liabilities decreased. For the three months ended March 31, 2002, the yield on interest-earning assets was 7.65% compared to 8.81% for the same period last year and the cost of interest-bearing liabilities for the first quarter of 2002 was 3.59% compared to 5.03% for the same period last year. Interest income for the three months ended March 31, 2002 was $1,854, a decrease of $249 compared to the same period for 2001. The decrease in interest income was due to a decrease of $294 caused by lower interest rates, offset by an increase of $45 due to higher average balances of interest-earning assets. Interest expense for the three months ended March 31, 2002 was $743, a decrease of $308 compared to the same period for 2001. The decrease in interest expense was due to a decrease of $264 caused by lower interest rates and a decrease of $44 due to lower average balances of interest-bearing liabilities. The net effect of the decreases in interest income and interest expense increased net interest income $59 for the three months ended March 31, 2002 as compared to the same period for 2001.

PROVISION  FOR  LOAN  LOSSES

Management determines the provision for loan losses by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at March 31, 2002. The provision for loan losses increased $31 or 206.67% to $46 in the first quarter of 2002 compared to $15 in the first quarter of 2001. The increase in the provision for loan losses was attributable to higher net charge-offs. The higher net charge-offs were primarily due to one large commercial loan. Net charge-offs were $143 or 0.71% (annualized) of average loans for the three months ended March 31, 2002, compared to net recoveries of $40 for the same period in 2001. Under current economic conditions, the Company expects net charge-offs to be higher for 2002 as compared to 2001. Also in 2001, the Company's recoveries on loans charged-off were higher than normal due to recoveries on Towne Bank loans charged-off in prior periods.

                             March  31,     December  31,      March  31,
                             2002           2001               2001
                             ---------      ------------       ----------
Allowance  for  loan  losses
   as  a  percentage  of  loans   0.93%             1.04%           1.03%
Allowance  for  loan  losses
   as  a  percentage  of
   non-performing  loans         76.46             90.27          191.73

NON-INTEREST  INCOME

Non-interest income increased $51 or 39.53% to $180 for the three months ended March 31, 2002, from $129 for the three months ended March 31, 2001. Service charges on deposit accounts increased $16 or 22.54% and other income increased $38 or 122.58%. The increase in other income was primarily due to fee income from the sale of annuities and mutual funds.

NON-INTEREST  EXPENSE

Non-interest expense increased $46 or 4.65% to $1,036 for the three months ended March 31, 2002, from $990 in the same period in 2001. From the first quarter of last year, the increase was primarily due to an increase of $35 or 7.25% in salaries and employee benefits and an increase of $23 or 104.55% in legal fees, partially offset by a decrease of $26 or 15.12% in occupancy and equipment expense. The increase in salaries and employee benefits was due to normal salary and benefit adjustments as well as staffing changes. The increase in legal fees was due to collection efforts on the one large commercial loan charged-off during the first quarter of 2002.

INCOME  TAXES

The provision for income taxes for the three months ended March 31, 2002 increased $12 to $66 from $54 for the same period in 2001. The effective tax rate for the first quarter was 31.58% compared to 30.68% for the same period in 2001. The increase in income taxes is primarily a result of higher taxable income for the first quarter of 2002 as compared to the first quarter of 2001.


PART  II  -  OTHER  INFORMATION


ITEM  1  -     LEGAL  PROCEEDINGS
               Not  Applicable

ITEM  2  -     CHANGES  IN  SECURITIES
               Not  Applicable

ITEM  3  -     DEFAULTS  UPON  SENIOR  SECURITIES
               Not  Applicable

ITEM  4  -     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
               Not  Applicable

ITEM  5  -     OTHER  INFORMATION
               Not  Applicable

ITEM  6  -     EXHIBITS  AND  REPORTS  ON  FORM  8-K
               (a)     Exhibits  -  not  applicable

               (b)     Reports  on  Form  8-K

                       Form  8-K  filed January 10, 2002, containing
                       T. Elder employment agreement.

                       Form  8-K  filed  March  13,  2002, containing
                       T. Funk employment agreement.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EXCHANGE  BANCSHARES,  INC.



May  1,  2002
---------------------------------      ----------------------------------------
Date                                   Marion  Layman
                                       Chairman,  President,  and
                                       Chief  Executive Officer


May  1,  2002
---------------------------------      ----------------------------------------
Date                                   Thomas  E.  Funk
                                       Vice  President  and
                                       Chief  Financial  Officer