Form 10QSB
period 2002-06-30
EXCHANGE BANCSHARES INC
filed 2002-08-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
     ENDED  June  30,  2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________  TO  __________

                 Commission file number  - 33-53596
                    EXCHANGE  BANCSHARES,  INC.
                    ---------------------------
        (Exact name of small business issuer as specified in its charter)
                   OHIO                        34-1721453
       ---------------------------     -----------------------------
   (State  or  other  jurisdiction  of  (I.R.S.  Employer Identification  No.)
    incorporation  or  organization)
        237  Main  Street
     P.O.  Box  177,  Luckey,  Ohio                                      43443
     ------------------------------                                      -----
  (Address  of  principal  executive  offices)
                                                                   (Zip  Code)
      (419)  833-3401
(Issuer's  telephone  number)
                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)
The number of shares outstanding of the Registrant's common stock, par value of $5.00 per share was 586,644 as of July 31, 2002. There were no preferred shares outstanding.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO
                                   FORM 10-QSB
                                      INDEX


                                                           Page  Number
PART  I     FINANCIAL  INFORMATION

Item.  1.     Financial  Statements  (Unaudited)

     Consolidated  balance  sheets                                     3
          June  30,  2002,  and  December  31,  2001
     Consolidated  statements  of  income
          Three  and  six  months  ended June 30, 2002, and 2001       4

     Consolidated  statements  of  changes
          in  shareholders  equity                                     5
          Periods  ended  June  30,  2002,  and  December  31,  2001

     Consolidated  statements  of  cash  flows                         6
          Six  months  ended  June  30,  2002,  and  2001

     Notes  to  consolidated  financial  statements                    7
          June  30,  2002,  and  December  31,  2001

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

                         PART I - FINANCIAL INFORMATION
                          Item 1 Financial Information




                            EXCHANGE BANCSHARES, INC.
                                   LUCKEY, OHIO
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                     ---------------------------------------
                                                           (Dollars in thousands)

                                                           June 30,  December 31,
                                                           --------    ---------
                                                              2002       2001
                                                              ----       ----
ASSETS
------
Cash and due from banks . . . . . . . . . . . . . . . . . .  $  3,380   $  3,931
Interest-earning deposits in banks. . . . . . . . . . . . .        39         23
Federal funds sold. . . . . . . . . . . . . . . . . . . . .     1,331      2,811
Securities available-for-sale . . . . . . . . . . . . . . .    15,350     14,815

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .    82,228     81,182
Allowance for loan losses . . . . . . . . . . . . . . . . .      (825)      (844)
                                                             ---------  ---------
     Net loans . . . . . . . . . . . . . . . . . . . . . . . . 81,403      80,338

Premises and equipment. . . . . . . . . . . . . . . . . . .     3,384       3,428
Accrued interest receivable . . . . . . . . . . . . . . . .       821         788
Other assets. . . . . . . . . . . . . . . . . . . . . . . .       629         322
                                                             ---------  ---------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . $106,337    $106,456
                                                             =========  =========

LIABILITIES
Deposits:
     Noninterest-bearing . . . . . . . . . . . . . . . . . . $ 10,221     $10,943
     Interest-bearing. . . . . . . . . . . . . . . . . .  . .  82,483      84,288
                                                             ---------  ---------
     Total deposits . .             . . . . . . . . . . . .    92,704     95,231

Borrowed funds. . . . . . . . . . . . . . . . . . . . . . .     2,602        115
Accrued interest payable. . . . . . . . . . . . . . . . . .       163        256
Other liabilities . . . . . . . . . . . . . . . . . . . . .       342        364
                                                             ---------  ---------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . 95,811      95,966
                                                             ---------  ---------

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value)
    750 shares authorized, none issued. . . . . . . . . . .         0          0
Common shares ($5.00 par value) 750,000 shares authorized,
    586,644 shares issued in 2002 and 2001. . . . . . . . .     2,933      2,933
Additional paid-in capital. . . . . . . . . . . . . . . . .     5,071      5,071
Retained earnings . . . . . . . . . . . . . . . . . . . . .     2,270      2,206
Accumulated other comprehensive income. . . . . . . . . . .       252        280
                                                             ---------  ---------
     TOTAL SHAREHOLDERS  EQUITY . . . . . . . . . . . . . .    10,526     10,490
                                                             ---------  ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.. . . . . .  $106,337   $106,456
                                                             =========  =========
------------------------------------
See accompanying notes




                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY,  OHIO
                             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
      --------------------------------------------------------------------
                    (Dollars in thousands, except per share data)

                                   Three Months Ended Six Months Ended
                                   ------------------ ----------------
                                   June 30, June 30, June 30, June 30,
                                   -------- -------- -------- --------
                                     2002     2001     2002     2001
                                     ----     ----     ----     ----


INTEREST INCOME
Interest and fees on loans . . . . .  $1,637  $1,792  $3,276  $3,628
Interest and dividends on securities     210     233     415     459
Interest on federal funds sold . . .       6      92      16     132
Interest on deposits in banks. . . .       0       0       0       1
                                      ------  ------  ------  ------
     TOTAL INTEREST INCOME. . . . .. . 1,853   2,117   3,707   4,220
                                      ------  ------  ------  ------

INTEREST EXPENSE
Interest on deposits . . . . . . . .     682   1,066   1,421   2,090
Interest on borrowed funds . . . . .       6       3      10      30
                                      ------  ------  ------  ------
    TOTAL INTEREST EXPENSE . . . . . . . 688   1,069   1,431   2,120
                                      ------  ------  ------  ------

NET INTEREST INCOME. . . . . . . . .   1,165   1,048   2,276   2,100

Provision for loan losses. . . . . .     169       0     215      15
                                      ------  ------  ------  ------
     NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES. . . . . . . .  . . 996   1,048   2,061   2,085
                                      ------  ------  ------  ------

NON-INTEREST INCOME
Service charges on deposits. . . . .      97      78     184     149
Secondary market loan fees . . . . .      25      54      49      81
Other income . . . . . . . . . . . .      38      22     107      53
                                      ------  ------  ------  ------
     TOTAL NON-INTEREST INCOME. .. . . . 160     154     340     283
                                      ------  ------  ------  ------

NON-INTEREST EXPENSES
Salaries and employee benefits . . .     556     492   1,074     975
Occupancy and equipment. . . . . . .     142     163     288     335
Bank and ATM charges . . . . . . . .      32      30      63      60
Credit card. . . . . . . . . . . . .      16      15      30      29
Data processing. . . . . . . . . . .      38      38      79      78
Directors fees . . . . . . . . . . .      24      20      44      34
Examination and accounting fees. . .      59      48      89      77
State and other taxes. . . . . . . .      31      31      63      62
Postage and courier. . . . . . . . .      30      28      60      61
Supplies and printing. . . . . . . .      36      31      69      63
Advertising. . . . . . . . . . . . .      34      34      54      63
Legal. . . . . . . . . . . . . . . .      43      23      88      45
Other expenses . . . . . . . . . . .      68      70     144     131
                                      ------  ------  ------  ------
     TOTAL NON-INTEREST EXPENSES. . .. 1,109   1,023   2,145   2,013
                                      ------  ------  ------  ------

     INCOME BEFORE FEDERAL INCOME
     TAX EXPENSE. . . . . . . . . . .     47     179     256     355
Federal income tax expense . . . . .       9      55      75     109
                                      ------  ------  ------  ------

     NET INCOME . . . . . . . . . . . . $ 38   $ 124   $ 181   $ 246
                                      ======  ======  ======  ======

EARNINGS PER SHARE:
Basic. . . . . . . . . . . . . . . .  $ 0.06  $ 0.21  $ 0.31  $ 0.42
Diluted. . . . . . . . . . . . . . .    0.06    0.21    0.31    0.42

------------------------------------
See accompanying notes





                                              EXCHANGE BANCSHARES, INC.
                                                     LUCKEY, OHIO
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)


                                           Number of shares                    Amounts
                                                                          ----------------
                                                                       (Dollars in thousands, except per share data)
                                                                       ---------------------------------------------
                                                                                          Accumulated
                                                                 Additional                 Other
                                          Common         Common    paid-in   Retained   Comprehensive   Comprehensive
                                          Stock          stock     Capital   Earnings       Income          income
                                         --------       --------  --------  ---------   --------------  -------------
DECEMBER 31, 2000. . . . . . . . . . . .   585,503       $ 2,928   $  5,055  $   1,897  $   81

Net income . . . . . . . . . . .                                     . . . .       602                        $  602

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $102 . . . . . . . . . . .                                                    199                  199
                                                                                                               ------
Comprehensive income . . . . . . . . . .                                                                      $  801
                                                                                                              =======

Cash dividends declared ($.50 per share)                                         (293)

Issuance of common stock . . . . . . . .     1,141             5         16
                                           -------        ------      -----     ------    -----
DECEMBER 31, 2001. . . . . . . . . .       586,644         2,933      5,071     2,206       280

Net income . . . . . . . . . . . . . . .                                          181                         $  181

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $14. . . . . . . . . . . .                                                    (28)                 (28)
                                                                                                              -------
Comprehensive income . . . . . . . . . .                                                                      $  153
                                                                                                              =======

Cash dividends declared ($.20 per share)                                         (117)
                                          --------       -------   --------  ---------  -------
JUNE 30, 2002. . . . . . . . . . . . . .   586,644       $ 2,933   $  5,071  $   2,270  $   252
                                           =======       =======   ========  =========  =======

--------------------------------------
See accompanying notes



                             EXCHANGE BANCSHARES, INC.
                                    LUCKEY, OHIO
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             (Dollars in thousands)
                                                                   Six Months Ended
                                                                   ----------------
                                                                  June 30, June 30,
                                                                  -------- --------
                                                                    2002    2001
                                                                    ----    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . .  .     $   181   $   246
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses . . . . . . . . . . . . . . .  .      215        15
     Depreciation. . . . . . . . . . . . . . . . . . . . . .  .      119       156
     Goodwill amortization . . . . . . . . . . . . . . . . .  .        0         4
     Amortization (accretion). . . . . . . . . . . . . . . .  .       44        30
     Changes in operating assets and liabilities:
        Accrued interest receivable . . . . . . . . . . . . . .      (33)       17
        Accrued interest payable. . . . . . . . . . . . . . . .      (93)       37
        Other assets. . . . . . . . . . . . . . . . . . . . . .     (293)     (143)
        Other liabilities . . . . . . . . . . . . . . . . . . .      (22)      118
                                                                 --------  --------
Net cash from operating activities. . . . . . . . . . . . . . .      118       480
                                                                 --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-earning deposits in banks .      (16)       30
Net decrease (increase) in federal funds sold . . . . . . . . .    1,480    (7,786)
Purchases of available-for-sale securities. . . . . . . . . . .   (2,121)   (1,516)
Proceeds from maturities of available-for-sale securities . . .    1,500     3,442
Net (increase) decrease in loans. . . . . . . . . . . . . . . .   (1,280)    1,927
Purchases of premises and equipment . . . . . . . . . . . . . .      (75)      (84)
                                                                 --------  --------
   Net cash from investing activities . . . . . . . . . . . . .     (512)   (3,987)
                                                                 --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in noninterest-bearing demand deposits.  (722)    1,905
   Net increase in interest-bearing demand and savings deposits. .   828     1,717
   Net (decrease) increase in certificates of deposit. . . . . . .(2,633)    3,455
Net increase (decrease) in short-term borrowings. . . . . . . .    2,500    (2,500)
Payments on long-term Federal Home Loan Bank advances . . . . .      (13)      (15)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .     (117)     (117)
                                                                 --------  --------
   Net cash from financing activities . . . . . . . . . . . . . .   (157)    4,445
                                                                 --------  --------

Net (decrease) increase in cash and due from banks. . . . . . .     (551)      938

Cash and due from banks at beginning of period. . . . . . . . .    3,931     2,816
                                                                 --------  --------

Cash and due from banks at end of period. . . . . . . . . . . .  $ 3,380   $ 3,754
                                                                 ========  ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the six-month period for interest. . . . . . .  $ 1,524   $ 2,083
Cash paid during the six-month period for income taxes. . . . .      253       146

--------------------------------------
See accompanying notes

                            EXCHANGE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE  1.     ACCOUNTING  POLICIES
NATURE  OF  OPERATIONS
Exchange Bancshares, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, The Exchange Bank, (the "Bank"). The Bank generates commercial, mortgage, consumer and agricultural loans, and receives deposits from its retail and commercial customers. The Bank operates under a state bank charter and provides full banking services through its five offices located in Wood and Lucas Counties, Ohio. The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

BASIS  OF  PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2002, and December 31, 2001, and the results of operations for the three-months and six-months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

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


NOTE  2.     LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
Loans  are  summarized  as  follows:
                              June  30,  2002          December  31,  2001
                              ---------------          -------------------
Loans  secured  by  real  estate:
     Construction                $   2,006               $    1,694
     Residential  mortgages         32,230                   32,854
     Non-residential  mortgages     30,369                   28,141
Commercial  and  industrial  loans   3,423                    3,864
Consumer  and credit card loans     13,092                   13,777
Agricultural  loans                  1,108                      852
                                ----------               ----------
     Total  Loans                $  82,228                $  81,182
                                 =========                =========

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:



                         Six Months Ended     Year Ended       Six Months Ended
                          June 30, 2002    December 31, 2001     June 30, 2001
                          -------------    -----------------     -------------
Balance at beginning of period  $ 844           $ 756                 $ 756
Provision for loan losses. . .    215              15                    15
Loans charged-off. . . . . . .   (272)           (260)                 (110)
Recoveries . . . . . . . . . .     38             333                   140
                                ------          ------               ------
Balance at end of period . . .  $ 825           $ 844                 $ 801
                                ======          =====                 =====


NOTE  3.     BORROWED  FUNDS
The outstanding balance of borrowed funds was $2,602 at June 30, 2002 as compared to $115 at December 31, 2001. At June 30, 2002, borrowed funds consisted of one long-term advance for $102 and an overnight cash management advance for $2,500, both from the Federal Home Loan Bank of Cincinnati ("FHLB"). The overnight FHLB cash management advance has a variable rate of 2.15% and the FHLB long-term advance has a fixed rate of 6.85% and a monthly principal and interest repayment schedule. At December 31, 2001, borrowed funds consisted of one long-term advance from the FHLB. The advances are collateralized by all shares of FHLB stock owned by the Bank and by the Bank's qualified mortgage loan portfolio. The future annual principal payments on the FHLB advances are $2,502 in 2002, $14 in 2003, $12 in 2004, $11 in 2005, $10 in 2006 and $53 after 2006.


NOTE  4.     REGULATORY  CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2002.




                                                                                            Categorized as "Well
                                                                                              Capitalized" Under
                                                                 For Capital                   Prompt Corrective
                                       Actual                 Adequacy Purposes                Action Provisions
                                    ------------             ------------------               ------------------
                             Amount        Ratio               Amount     Ratio                 Amount   Ratio
                             ------       ------             ---------   -------               -------   ------
Total Risk-Based Capital. .  $ 10,698      13.81%            $ 6,196      8.00%                 $ 7,745  10.00%
  (to Risk-Weighted Assets)

Tier I Capital. . . . . . .     9,873      12.75               3,098       4.00                   4,647   6.00
  (to Risk-Weighted Assets)

Tier I Capital (Leverage) .     9,873       9.41               4,196       4.00                   5,245   5.00
   (to Average Assets)

NOTE  5.     EARNINGS  PER  SHARE
Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.



                                                                  Three Months Ended     Six Months Ended
                                                                  ------------------     ----------------

                                                       June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
Numerator
Net income  (basic and diluted) . . . . . . . . . . .  $           38  $          124  $          181  $          246



Denominator . . . . . . . . . . . . . . . . . . . . .         586,644         585,503         586,644         585,503
Weighted-average common shares outstanding  (basic)
Dilutive effect of potential common shares issuable .               0               0               0               0
                                                       --------------  --------------  --------------  --------------

Weighted-average common shares outstanding  (diluted)         586,644         585,503         586,644         585,503
                                                       ==============  ==============  ==============  ==============

Earnings Per Common Share
Basic . . . . . . . . . . . . . .                      $         0.06  $         0.21  $         0.31  $         0.42
Diluted
                                                                 0.06            0.21            0.31            0.42

NOTE  6.     COMMITMENTS  AND  CONTINGENT  LIABILITIES
The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

At June 30, 2002, the Company had commitments to originate or fund loans totaling $11,321, and no commitments to purchase or sell loans.

                            EXCHANGE BANCSHARES, INC.
                                  LUCKEY, OHIO

                                     PART 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                  (Dollars in thousands, except per share data)

SAFE  HARBOR  CLAUSE

This report contains certain "forward-looking statements." Exchange Bancshares, Inc. ("Company") desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors, which could affect actual results, include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

CHANGES  IN  FINANCIAL  CONDITION

BALANCE  SHEET

At June 30, 2002, the consolidated assets of the Company remained level at $106,337, as compared to $106,456 at December 31, 2001. During the first half of 2002, federal funds sold decreased by $1,480, while securities increased $535 and loans increased $1,046. From December 31, 2001, deposits decreased $2,527 and borrowed funds increased $2,487.

Federal funds sold decreased $1,480 during the first six months of 2002 to fund the purchase of securities and loan demand.

Securities available-for-sale increased $535 from $14,815 at December 31, 2001, to $15,350 at June 30, 2002. For the six months ended June 30, 2002, the yield on the securities portfolio was 5.61% compared to 5.96% for the year ended December 31, 2001. The decline in yield was due to the proceeds of matured securities being reinvested in similar securities at lower rates.

Loans increased $1,046 or 1.29% to $82,228 at June 30, 2002, compared to $81,182 at December 31, 2001. The increase was primarily due to increases in commercial real estate, real estate construction and agricultural loans, offset by decreases in consumer loans, residential mortgages and commercial loans. The decrease in residential real estate loans was primarily due to customers refinancing their real estate loans due to the low interest rate environment through the secondary mortgage market.
Total deposits decreased $2,527 during the six months ended June 30, 2002. Noninterest-bearing deposits decreased $722 or 6.60% to $10,221 at June 30, 2002 from $10,943 at December 31, 2001. Interest-bearing deposits decreased $1,805 or 2.14%, primarily due to a decrease of $2,633 in time deposits, offset by an increase of $828 in interest-bearing demand and savings deposits. The decrease in total deposits was primarily due to public officials withdrawing temporary funds that were on deposit with the Bank.

Borrowed funds increased $2,487 to $2,602 at June 30, 2002 as compared to $115 at December 31, 2001. The increase during the six months ended June 30, 2002, was due to an increase of $2,500 in short-term Federal Home Loan Bank of Cincinnati ("FHLB") advances, offset by a decrease of $13 in long-term FHLB advances.

Total shareholders' equity increased $36 from $10,490 at December 31, 2001, to $10,526 at June 30, 2002. The increase was the result of $181 in earnings for the first six months of 2002, offset by a decrease of $28 in accumulated comprehensive income (unrealized gains on securities available-for-sale) and payment of $117 in cash dividends.

NON-PERFORMING  ASSETS

Non-performing assets are defined as loans accounted for on a non-accrual basis, renegotiated troubled debt, accruing loans that are contractually past due 90 days or more as to principal or interest payments, and other real estate obtained through loan foreclosure. The aggregate amounts of non-performing assets and selected ratios on the dates indicated are presented in the following table.

                                      June  30,      December  31,      June 30,
                                       2002               2001           2001
                                       ----               ----           ----

Non-accrual  loans                     $1,434             $ 921          $ 642
Restructured  loans                        13                14             15
Loans  90  days  or  more  past
   due  and  not  on  non-accrual       1,111               787             95
                                        -----             -----           -----
Total  non-performing  loans            2,558             1,722            752
Other  real  estate  owned                 92                92              0
                                       ------            ------           ------
Total  non-performing  assets          $2,650            $1,814          $ 752
                                       ======            =====            ====

Non-performing  loans  to
   total  loans                         3.11%             2.12%           0.97%

Non-performing  assets  to
   total  loans  plus  other
   real  estate  owned                  3.22%             2.23%           0.97%

The large fluctuation in non-performing assets is attributable primarily to the current economic conditions and one large well-securedreal estate loan. The Company has both internal and external loan review procedures that provide for analysis of problem loans. The loans are graded for asset quality by the reviewer and independently analyzed by both the senior loan officer and the chief executive officer of the Bank. The results of the grading process in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan losses. In Management's opinion, the allowance for loan losses is adequate to cover potentially uncollectible loans at June 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Exchange Bank's (Bank) liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan repayments, maturity of securities and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows,
(iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by Federal Deposit Insurance Corporation (FDIC) insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

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

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation). As of June 30, 2002, the Bank meets all of the capital adequacy requirements to which it is subject and the Bank is regarded as well capitalized under the regulatory framework for prompt corrective action.

RESULTS  OF  OPERATIONS

Comparison  of  Three  Months  Ended  June  30,  2002  and  2001

Net income for the three months ended June 30, 2002 was $38, a decrease of $86 or 69.35% from $124 for the three months ended June 30, 2001. Basic earnings per common share for the second quarter of 2002 were $0.06, down 71.43% from $0.21 for the same period in 2001. The decrease in net income was primarily due to increases of $169 in the provision for loan losses and $86 in non-interest expenses, offset by an increase of $117 in net interest income and a reduction of $46 in income tax expense. For the three months ended June 30, 2002, return on average equity (ROE) and return on average assets (ROA) were 1.44% and 0.15%, respectively, compared to 5.01% and 0.46%, respectively, in 2001.

NET  INTEREST  INCOME

The Company's earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies. Average interest-earning assets decreased 2.73% from the second quarter last year and average interest-bearing liabilities decreased 4.99%. The Company's net interest margin for the three months ended June 30, 2002 was 4.76%, an increase of 58 basis points over 4.18% from the same period last year. The increase in net interest margin was primarily due to lower average balances of time deposits with high interest rates and to rates on interest-bearing liabilities decreasing more than rates on interest-earning assets. For the three months ended June 30, 2002, the yield on interest-earning assets was 7.58% compared to 8.43% for the same period last year and the cost of interest-bearing liabilities for the second quarter of 2002 was 3.30% compared to 4.87% for the same period last year. Interest income for the three months ended June 30, 2002 was $1,853, a decrease of $264 compared to the same period for 2001. The decrease was primarily due to lower interest rates on the interest-earning assets. Interest expense for the three months ended June 30, 2002 was $688, a decrease of $381 compared to the same period for 2001. The decrease in interest expense was due to lower interest rates and lower average balances on interest-bearing liabilities. The net effect of the decreases in interest income and interest expense increased net interest income $117 for the three months ended June 30, 2002 as compared to the same period for 2001.

PROVISION  FOR  LOAN  LOSSES

Management determines the provision for loan losses by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company's market area. Management believes significant factors affecting the allowance for loan losses are reviewed regularly and that the allowance for loan losses is adequate to cover potentially uncollectible loans at June 30, 2002. The provision for loan losses was $169 for the second quarter of 2002 as compared to no provision made for the same period in 2001. The increase in the provision for loan losses was attributable to higher net charge-offs, an increase in the loan portfolio and an increase in non-performing loans. The higher net charge-offs were primarily due to a deterioration of credit quality in the loan portfolio and an increase in bankruptcies declared by loan customers. Net charge-offs were $91 or 0.45% (annualized) of average loans for the three months ended June 30, 2002, compared to net charge-offs of $10 or 0.05% (annualized) for the same period in 2001. Under current economic conditions, management anticipates that net charge-offs will continue to exceed those of prior periods. Also in 2001, the Company's recoveries on loans charged-off were higher than normal due to recoveries on Towne Bank loans charged-off in prior periods.

                               June  30,    December  31,    June  30,
                                  2002          2001           2001
                                  ----          ----           ----
Allowance  for  loan  losses
   as  a  percentage  of  loans   1.00%         1.04%         1.04%
Allowance  for  loan  losses
   as  a  percentage  of
   non-performing  loans         32.25         49.01        106.52

NON-INTEREST  INCOME

Non-interest income increased $6 or 3.90%, to $160 for the three months ended June 30, 2002 from $154 for the three months ended June 30, 2001. Service charges on deposit accounts increased $19 or 24.36% and other income, primarily fees associated with the sale of annuities and mutual funds, increased by $16 or 72.73%. Secondary market loan fees decreased $29 for the second quarter of 2002 as compared to the same period in 2001 due to lower volumes of real estate loans refinanced through the secondary mortgage market.

NON-INTEREST  EXPENSE

Non-interest expense increased $86 or 8.41%, to $1,109 for the three months ended June 30, 2002, from $1,023 in the same period in 2001. From the second quarter of last year, the increase in non-interest expense was primarily due to increases of $64 or 13.01% in salaries and employee benefits, an increase of $20 or 86.96% in legal fees and an increase of $11 or 22.92% in audit fees, partially offset by a decrease of $21 or 12.88% in occupancy and equipment expense. The increase in salaries and employee benefits was due to staffing changes and the increase in legal fees was due to collection efforts on non-performing loans.

INCOME  TAXES

The provision for income taxes for the second quarter of 2002 was $9, a decrease of $46 from the $55 for the same period in 2001. The effective tax rate for the second quarter of 2002 was 19.15% compared to 30.73% for the same period in 2001. The decrease in the provision for income taxes is primarily the result of lower pretax income for the second quarter of 2002 as compared to the same period in 2001.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001.

Net income for the six months ended June 30, 2002 was $181, a decrease of $65 or 26.42% from $246 for the six months ended June 30, 2001. Basic earnings per common share for the first half of 2002 were $0.31, down 26.19% from $0.42 for the same period in 2001. The decrease in net income was primarily due to increases of $200 in the provision for loan losses and $132 in non-interest expenses, partially offset by an increase of $176 in net interest income, an increase of $57 in non-interest income and a reduction of $34 in income tax expense. For the six months ended June 30, 2002, ROE and ROA were 3.46% and 0.35%, respectively, compared to 5.04% and 0.47%, respectively, in 2001.

NET  INTEREST  INCOME

Average interest-earning assets decreased 0.66% from the first half of 2001 while average interest-bearing liabilities decreased 3.08%. The Company's net interest margin for the six months ended June 30, 2002 was 4.67%, an increase of 38 basis points over 4.29% from the same period last year. The increase in net interest margin was primarily due to lower average balances of time deposits with high interest rates. For the six months ended June 30, 2002, the yield on interest-earning assets was 7.61% compared to 8.61% for the same period last year and the cost of interest-bearing liabilities was 3.45% compared to 4.95% for the same period last year. Interest income for the six months ended June 30, 2002 was $3,707, a decrease of $513 compared to the same period for 2001. The decrease was primarily due to lower interest rates on the interest-earning assets. Interest expense for the six months ended June 30, 2002 was $1,431, a decrease of $689 compared to the same period for 2001. The decrease in interest expense was due to lower interest rates on interest-bearing liabilities and lower average balances on time deposits with high interest rates. The net effect of the decreases in interest income and interest expense increased net interest income $176 for the six months ended June 30, 2002 as compared to the same period for 2001.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses was $215 for the first half of 2002, an increase of $200 compared to $15 for the same period in 2001. The increase in the provision for loan losses was attributable to higher net charge-offs, an increase in the loan portfolio and an increase in non-performing loans. The higher net charge-offs were due to one large commercial loan, a deterioration of credit quality in the loan portfolio and an increase in bankruptcies declared by loan customers. Net charge-offs were $234 or 0.58% (annualized) of average loans for the six months ended June 30, 2002, compared to net recoveries of $30 for the same period in 2001. Under the current economic conditions, management anticipates that netcharge-offs will continue to exceed those of prior periods. Also in 2001, the Company's recoveries on loans charged-off were higher than normal due to recoveries on Towne Bank loans charged-off in prior periods.

NON-INTEREST  INCOME

Non-interest income increased $57 or 20.14%, to $340 for the six months ended June 30, 2002, from $283 for the six months ended June 30, 2001. Service charges on deposit accounts increased $35 or 23.49% and other income, primarily fees associated with the sale of annuities and mutual funds, increased $54 or 101.89%. Secondary market loan fees decreased $32 or 39.51% to $49 for the first half of 2002 as compared to $81 for the same period last year. The decrease in secondary market loan fees was primarily due to lower volumes of real estate loans refinanced through the secondary mortgage market.

NON-INTEREST  EXPENSE

Non-interest expense increased $132 or 6.56%, to $2,145 for the six months ended June 30, 2002, from $2,013 in the same period in 2001. As compared to the first half of 2001, the increase in non-interest expense was primarily due to increases of $99 or 10.15% in salaries and employee benefits, an increase of $43 or 95.56% in legal fees and an increase of $12 or 15.58% in audit fees, partially offset by a decrease of $47 or 14.03% in occupancy and equipment expense. The increase in salaries and employee benefits was due to staffing changes and the increase in legal fees was due to collection efforts on non-performing loans.

INCOME  TAXES

The provision for income taxes for the six months ended June 30, 2002 was $75, a decrease of $34 from the $109 for the same period in 2001. The effective tax rate for the first half of 2002 was 29.30% compared to 30.70% for the same period in 2001. The decrease in the provision for income taxes is primarily the result of lower pretax income for the six months ended June 30, 2002 as compared to the same period in 2001.


                            EXCHANGE BANCSHARES, INC.
                           PART II - OTHER INFORMATION


ITEM  1  -     LEGAL  PROCEEDINGS
In June 1998, The Exchange Bank merged with Towne Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996 between Towne Bancorp, Inc., Towne Bank and Norman
J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the Agreement). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of Towne Bancorp or Towne Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1) Joseph Gomez and Read Backus, et al., vs. Towne Bancorp, Inc. et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (2) Anne Stahl Crowley, Trustee, et al. vs. Huntington Trust Co. N.A., et al. United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7575, which were subsequently consolidated into one class action lawsuit under the style Gomez et al. vs. Towne Bancorp (the "Lawsuit"). In February 1999, Mr. Rood was dismissed from the Lawsuit and on June 24, 2002 the Lawsuit was settled. On June 24, 2002, Judge James G. Carr signed a Final Judgment and Order outlining the settlement of the Lawsuit and a dismissal of all claims. In this regard, Mr. Rood was fully dismissed from all claims and cannot be subject to any further claims under the Lawsuit, so The Exchange Bank has no further liability to Mr. Rood pursuant to thE Lawsuit.


ITEM  2   CHANGES  IN  SECURITIES

          Not  Applicable

ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  Applicable

ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          CERTIFICATE  AND  REPORT  OF  JUDGES

          The undersigned duly appointed Judges of Election of Exchange Bancshares, Inc. (the "Company") do hereby certify that:

          The Annual Meeting of Shareholders ("Annual Meeting") of the Company will be held at the Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio on May 1, 2002 following the shareholders' dinner at 6:30 p.m.

          According to the certified list of shareholders which was presented at the Annual Meeting, there were 586,644 votes entitled to be cast at the Annual Meeting, of which 293,323 represented a majority of the outstanding votes entitled to vote.

          The undersigned inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy. The following is a record of the votes cast in connection with the various propositions presented at the Annual Meeting:

          Proposal  1:
          -----------

          To amend Section 1.1 of the Code of Regulations to set the annual meeting of shareholders on the first Tuesday of May of each year, or at such other date as may be fixed by the Board of Directors.

                                    FOR          AGAINST          ABSTAIN
                                    ---          -------          -------
               Number  of  Votes   416,932        13,453           2,082
               Percentage            96.41          3.11            0.48


          Proposal  2:
          -----------

          To amend Article 9 of the Code of Regulations to eliminate the inconsistency regarding Amending or repealing the Code of Regulations.

                                   FOR          AGAINST          ABSTAIN
                                   ---          -------          -------
               Number  of  Votes   417,126       2,996             3,120
               Percentage            96.45        0.69              0.72


          Proposal  3:
          -----------

          To set the size of the Board of Directors of Exchange Bancshares, Inc. at eleven (11) members thereby increasing the size of Class I to four directors and Class II directors to four directors.

                                  FOR          AGAINST          ABSTAIN
                                  ---          -------          -------
               Number  of  Votes  414,368       10,977            7,122
               Percentage           95.81         2.54             1.65

          Proposal  4:
          -----------

          To elect four Class I directors of Exchange Bancshares, Inc. for terms expiring in 2005;

                                                FOR           WITHHELD
                                                ----          --------
          Thomas  J.  Elder
          Number  of  Votes                    428,784           3,684
          Percentage                             99.15            0.85

          Donald  P.  Gerke
          Number  of  Votes                    429,448           3,020
          Percentage                             99.30            0.70

          David  G.  Marsh
          Number  of  Votes                    429,448           3,020
          Percentage                             99.30            0.70

          Edmund  J.  Miller
          Number  of  Votes                    429,293           3,175
          Percentage                             99.27            0.73


          Proposal  5:
          -----------

          To ratify the selection of Dixon, Francis, Davis & Company as the auditors of Exchange Bancshares, Inc. for the current fiscal year.

                                 FOR          AGAINST          ABSTAIN
                                 ---          -------          -------
          Number  of  Votes    429,082         1,125             2,260
          Percentage             99.22          0.26              0.52

ITEM  5  - OTHER  INFORMATION

           Not  Applicable

ITEM  6  - EXHIBITS  AND  REPORTS  ON  FORM  8-K

           a.  Exhibits

           Exhibit  3.2:  Code  of  Regulations  as amended by
           shareholders' vote on May 1,2002

           Exhibit  99:  Certification  of  Chief  Executive
           Officer  and Chief Financial Officer

           b.  Reports  on  Form  8-K

           Form  8-K  filed  July  9,  2002,  containing:
           Amended  and  Restated  Employment  Agreement  of  Thomas  E.  Funk
           Amended and Restated Employment Agreement of Thomas J. Elder Employment Agreement of Michael W. Pepple

           Form  8-K  filed  July  18,  2002,  containing:
           Announcement  of  the  appointment  of  Jeffery  A.  Robb,  Sr.
           to the Board of Directors of Exchange Bancshares, Inc. and his election to the positions of President and Chief Executive Officer of Exchange Bancshares, Inc.

           Form  8-K  filed  July  24,  2002,  containing:
           Employment  Agreement  of  Jeffery  A.  Robb,  Sr.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE  BANCSHARES,  INC.


August  12,  2002                     /s/ Jeffery A. Robb Sr.
--------------------------------     ----------------------------------------
Date                                 Jeffery  A.  Robb,  Sr.,  CPA
                                     President  and  Chief  Executive Officer

August  12,  2002                     /s/ Thomas E. Funk
--------------------------------     ----------------------------------------
Date                                 Thomas  E.  Funk
                                     Vice  President  and  Chief  Financial
                                     Officer