Form 10QSB
period 2002-09-30
EXCHANGE BANCSHARES INC
filed 2002-11-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD

ENDED September 30, 2002

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

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of the Registrant’s common stock, par value of $5.00 per share was 586,644 as of October 31, 2002.  There were no preferred shares outstanding.

EXCHANGE BANCSHARES, INC.

LUCKEY, OHIO

FORM 10-QSB

INDEX

Page Number

PART I

FINANCIAL INFORMATION

Item. 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets -

3

September 30, 2002, and December 31, 2001

Consolidated Statements of Income -

4

Three and nine months ended September 30, 2002, and 2001

Consolidated Statements of Changes in Shareholders Equity -

5

Periods ended September 30, 2002, and December 31, 2001

Consolidated Statements of Cash Flows -

6

Nine months ended September 30, 2002, and 2001

Notes to Consolidated Financial Statements -

7

September 30, 2002, and December 31, 2001

Item 2.

Management’s Discussion and Analysis of Financial

11

Condition and Results of Operations

Item 3.

Controls and Procedures

18

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Changes in Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Reports on Form 8-K

19

Signatures

21

PART I – FINANCIAL INFORMATION

Item 1 Financial Information

EXCHANGE BANCSHARES, INC. LUCKEY, OHIO CONSOLIDATED BALANCE SHEETS (Unaudited)
	(Dollars in thousands)

	September 30,	December 31,
	2002	2001
ASSETS

Cash and due from banks	$ 3,625	$ 3,931
Interest-earning deposits in banks	32	23
Federal funds sold	8,017	2,811
Securities available-for-sale	16,527	14,815

Loans	78,066	81,182
Allowance for loan losses	(1,200)	(844)
Net loans	76,866	80,338

Premises and equipment	3,352	3,428
Accrued interest receivable	757	788
Other real estate owned	803	92
Other assets	702	230
TOTAL ASSETS	$ 110,681 =======	$106,456 =======

LIABILITIES
Deposits:
Noninterest-bearing	$ 10,789	$ 10,943
Interest-bearing	89,258	84,288
Total deposits	100,047	95,231

Borrowed funds	101	115
Accrued interest payable	188	256
Other liabilities	242	364
TOTAL LIABILITIES	100,578	95,966

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value)
750 shares authorized, none issued	0	0
Common shares ($5.00 par value) 750,000 shares authorized,
586,644 shares issued in 2002 and 2001	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	1,801	2,206
Accumulated other comprehensive income	298	280
TOTAL SHAREHOLDERS’ EQUITY	10,103	10,490

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$110,681 ======	$106,456 ======

See accompanying notes.

EXCHANGE BANCSHARES, INC. LUCKEY, OHIO CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$1,566	$1,743	$4,842	$5,371
Interest and dividends on securities	191	210	606	669
Interest on federal funds sold and deposits in banks	29	88	45	221
TOTAL INTEREST INCOME	1,786	2,041	5,493	6,261

INTEREST EXPENSE
Interest on deposits	721	1,053	2,142	3,143
Interest on borrowed funds	4	2	14	32
TOTAL INTEREST EXPENSE	725	1,055	2,156	3,175

NET INTEREST INCOME	1,061	986	3,337	3,086

Provision for loan losses	825	0	1,040	15
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	236	986	2,297	3,071

NON-INTEREST INCOME
Service charges on deposits	96	87	280	236
Secondary market loan fees	55	47	104	128
Fees on sales of annuities and mutual funds	30	33	102	59
Net gain on sale of security	19	0	19	0
Other income	21	21	56	48
TOTAL NON-INTEREST INCOME	221	188	561	471

NON-INTEREST EXPENSES
Salaries and employee benefits	550	519	1,624	1,494
Occupancy and equipment	151	145	439	480
Bank and ATM charges	30	30	93	90
Credit card	15	15	45	44
Data processing	40	37	119	115
Directors fees	42	15	86	49
Examination and accounting fees	42	25	131	102
State and other taxes	30	32	93	94
Postage and courier	31	28	91	89
Supplies and printing	28	28	97	91
Advertising	45	24	99	87
Legal	51	17	139	62
Telephone	19	19	59	57
Other expenses	100	52	204	145
TOTAL NON-INTEREST EXPENSES	1,174	986	3,319	2,999
(LOSS) INCOME BEFORE FEDERAL
INCOME TAX EXPENSE	(717)	188	(461)	543
Federal income tax (credit) expense	(248)	50	(173)	159

NET (LOSS) INCOME	$ (469) ======	$ 138 =====	$ (288) ======	$ 384 =====

EARNINGS PER SHARE:
Basic	$ (0.80)	$ 0.24	$ (0.49)	$ 0.66
Diluted	(0.80)	0.24	(0.49)	0.66

See accompanying notes.

#

EXCHANGE BANCSHARES, INC. LUCKEY, OHIO CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of shares	Amounts
		(Dollars in thousands, except per share data)
					Accumulated
			Additional		Other
	Common	Common	paid-in	Retained	Comprehensive	Comprehensive
	Stock	stock	Capital	Earnings	Income	Income

December 31, 2000	585,503	$2,928	$5,055	$1,897	$81

Net income				602		$ 602

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $102					199	199
Comprehensive income						$ 801 ====

Cash dividends declared ($.50 per share)				(293)

Issuance of common stock	1,141	5	16	_______	_______

December 31, 2001	586,644	2,933	5,071	2,206	280

Net loss				(288)		$(288)

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $9					18	18
Comprehensive loss						$(270) ====

Cash dividends declared ($.20 per share)	______	______	______	(117)	____

September 30, 2002	586,644 ======	$2,933 =====	$5,071 =====	$1,801 =====	$298 ====

See accompanying notes

#

. # EXCHANGE BANCSHARES, INC. LUCKEY, OHIO CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(Dollars in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (288)	$ 384
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,040	15
Depreciation	178	215
Net gain on sale of security	(19)	0
Net gain on sale of other real estate owned	(8)	0
Amortization (accretion)	71	31
Changes in operating assets and liabilities:
Accrued interest receivable	31	(91)
Accrued interest payable	(68)	75
Other assets	(481)	(207)
Other liabilities	(122)	157
Net cash from operating activities	334	579

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-earning deposits in banks	(9)	41
Net increase in federal funds sold	(5,206)	(9,109)
Purchases of available-for-sale securities	(5,356)	(3,133)
Proceeds from maturities of available-for-sale and held-to-maturity securities	3,619	4,542
Net decrease in loans	1,629	633
Purchases of premises and equipment	(102)	(231)
Proceeds from sale of other real estate owned	100	0
Net cash from investing activities	(5,325)	(7,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing demand deposits	(154)	1,043
Net increase in interest-bearing demand and savings deposits	825	4,224
Net increase in certificates of deposit	4,145	4,096
Net decrease in short-term borrowings	0	(2,500)
Payments on long-term Federal Home Loan Bank advances	(14)	(16)
Dividends paid	(117)	(117)
Net cash from financing activities	4,685	6,730

Net (decrease) increase in cash and due from banks	(306)	52

Cash and due from banks at beginning of period	3,931	2,816

Cash and due from banks at end of period	$ 3,625 ======	$ 2,868 ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the nine-month period for interest	$ 2,224	$ 3,100
Cash paid during the nine-month period for income taxes	291	108

See accompanying notes.

EXCHANGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1.

ACCOUNTING POLICIES

Nature of Operations

Exchange Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, The Exchange Bank, (the “Bank”).  The Bank generates commercial, mortgage, consumer and agricultural loans, and receives deposits from its retail and commercial customers.  The Bank operates under a state bank charter and provides full banking services through its five offices located in Wood and Lucas Counties, Ohio.  The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2002, and December 31, 2001, and the results of operations for the three-months and nine-months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.  The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles (“GAAP”) and general accounting practices within the financial services industry.  In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.  The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain amounts in the prior period’s financial statements have been reclassified to be consistent with the current period’s presentation.  The reclassifications have no effect on net income.

#

NOTE 2.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

   September 30, 2002

December 31, 2001

Loans secured by real estate:

Construction

$   2,125

    2.72%

$   1,694

   2.09%

Residential mortgages

   29,814

  38.19%

   32,854

 40.47%

Non-residential mortgages

   29,846

  38.23%

   28,141

 34.66%

Commercial and industrial loans

     3,060

    3.92%

     3,864

   4.76%

Consumer and credit card loans

   12,211

  15.64%

   13,777

 16.97%

Agricultural loans

     1,010

    1.30%

        852

   1.05%

Total Loans

$ 78,066

100.00%

$ 81,182

100.00%

Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended Sept. 30, 2002	Year Ended December 31, 2001	Nine Months Ended Sept. 30, 2001
Balance at beginning of period	$ 844	$ 756	$ 756
Provision for loan losses	1,040	15	15
Loans charged-off	(768)	(260)	(228)
Recoveries	84	333	247
Balance at end of period	$ 1,200 =====	$ 844 =====	$ 790 =====

NOTE 3.

BORROWED FUNDS

The outstanding balance of borrowed funds was $101 at September 30, 2002 as compared to $115 at December 31, 2001.  At September 30, 2002, borrowed funds consisted of one long-term advance for $101 from the Federal Home Loan Bank of Cincinnati (“FHLB”).   The FHLB long-term advance has a fixed rate of 6.85% and a monthly principal and interest repayment schedule.  During the third quarter of 2002, the Company paid-off a FHLB overnight cash management advance of $2,500 that was outstanding at June 30, 2002.  At December 31, 2001, borrowed funds consisted of one long-term advance from the FHLB.  The advances are collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loan portfolio.  The future annual principal payments on the FHLB advances are $1 in 2002, $14 in 2003, $12 in 2004, $11 in 2005, $10 in 2006 and $53 after 2006.

NOTE 4.

REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2002.

					Categorized as “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital	$10,317	13.44%	$6,142	8.00%	$7,677	10.00%
(to Risk-Weighted Assets)

Tier I Capital	9,354	12.18	3,071	4.00	4,606	6.00
(to Risk-Weighted Assets)

Tier I Capital (Leverage)	9,354	8.54	4,382	4.00	5,477	5.00
(to Average Assets)

NOTE 5.

EARNINGS PER SHARE

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable.  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	Three Months Ended		Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Numerator Net (loss) income (basic and diluted)	$ (469) ======	$ 138 ======	$ (288) =====	$ 384 ====
Denominator Weighted-average common shares outstanding (basic) Dilutive effect of potential common shares issuable	586,644 0	585,503 0	586,644 0	585,503 0
Weighted-average common shares outstanding (diluted)	586,644 ======	585,503 ======	586,644 ======	585,503 ======
Earnings Per Common Share Basic	$ (0.80)	$ 0.24	$ (0.49)	$ 0.66
Diluted	(0.80)	0.24	(0.49)	0.66

#

NOTE 6.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

At September 30, 2002, the Company had commitments to originate or fund loans totaling $9,473, and no commitments to purchase or sell loans.

NOTE 7.

 SUBSEQUENT EVENTS

On November 5, 2002, Thomas J. Elder, (“Elder”) and The Exchange Bank,  an Ohio state-chartered bank with its principal place of business located in Luckey, Ohio and a  wholly-owned subsidiary of Exchange Bancshares, Inc. (the “Bank”) entered into a Resignation Agreement and Release (the “Agreement”) regarding Elder’s resignation from employment.  Under the terms of the Agreement the Bank has agreed to compensate Elder approximately $46,875 during the fourth calendar quarter of 2002.

#

EXCHANGE BANCSHARES, INC.

Luckey, Ohio

Part 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Safe Harbor Clause

This report contains certain “forward-looking statements.”  Exchange Bancshares, Inc. (“Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors, which could affect actual results, include interest rate trends, the general economic climate in the Company‘s market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments and changes in federal and state regulations.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Changes in Financial Condition

Balance Sheet

At September 30, 2002, the consolidated assets of the Company increased $4,225 or 3.97% to $110,681 as compared to $106,456 at December 31, 2001.  The increase was primarily due to an increase in interest-bearing deposits.  Also during the nine months ended September 30, 2002, federal funds sold and securities available-for-sale increased while loans decreased.

Federal funds sold increased $5,206 to $8,017 as compared to $2,811 at December 31, 2001.  The increase was primarily due to an increase of $4,320 in time deposits and a decrease of $3,116 in loans.

Securities available-for-sale increased $1,712 from $14,815 at December 31, 2001, to $16,527 at September 30, 2002.  The increase was primarily due to an increase of $593 in U.S. government agency securities and an increase of $1,119 in U.S. government agency mortgage-backed securities.

Loans decreased $3,116 or 3.84% to $78,066 at September 30, 2002, compared to $81,182 at December 31, 2001.  The decrease was primarily due to a decrease in residential mortgages, the transfer of a large residential mortgage property from loans to other real estate owned and an increase in charged-off loans.  The decrease in residential real estate loans was primarily due to customers refinancing their real estate loans through the secondary mortgage market as a result of the current low interest rate environment.  The increase in charged-off loans was primarily due to the current economic conditions and the Company taking a more conservative approach in the management of non-performing loans.  For a more detailed discussion, see “Non-performing Assets” and “Provision for Loan Losses”.

Other real estate owned increased from $92 at December 31, 2001, to $803 at September 30, 2002.  The property for $92 was sold for $100 during the third quarter of 2002.  The balance at September 30, 2002, is one large well-secured residential real estate property.  At this time, management does not anticipate a loss when this property is sold.

Total deposits increased $4,816 during the nine months ended September 30, 2002.  Noninterest-bearing deposits decreased $154 or 1.41% to $10,789 at September 30, 2002, from $10,943 at December 31, 2001.  Interest-bearing deposits increased $4,970 or 5.90%, due to an increase of $4,145 in time deposits, an increase of $825 in interest-bearing demand and savings deposits.  The increase in total deposits was primarily due to customers transferring money out of the volatile stock market and into the safer, more conservative, certificate of deposits.  The increase in time deposits was primarily in the maturity range of 18 to 36 months.

Borrowed funds decreased $14 to $101 at September 30, 2002 as compared to $115 at December 31, 2001.  The decrease during the nine months ended September 30, 2002, was due to the repayment of principal and interest on a long-term advance from the Federal Home Loan Bank of Cincinnati.

Total shareholders’ equity decreased $387 from $10,490 at December 31, 2001, to $10,103 at September 30, 2002.  The decrease was due to a loss of $288 for the nine months ended September 30, 2002, and payment of $117 in cash dividends, offset by an increase of $18 in accumulated comprehensive income (unrealized gains on securities available-for-sale).  The loss of $288 was primarily due to a large provision for loan losses in September of 2002, which resulted in a loss of $469 for the third quarter of 2002.

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

Sept. 30,

December 31,

Sept. 30,

2002

2001

2001

Non-accrual loans

$1,694

$921

$597

Restructured loans

12

14

14

Loans 90 days or more past

   due and not on non-accrual

228

787

608

Total non-performing loans

1,934

1,722

1,219

Other real estate owned

803

92

93

Total non-performing assets

$2,737

$1,814

$1,312

=====

=====

=====

Non-performing loans to

   total loans

2.48%

2.12%

1.55%

Non-performing assets to

   total loans plus other

   real estate owned

3.47%

2.23%

1.67%

The increase in non-performing assets is attributable primarily to the current economic conditions and one large well-secured real estate loan.  The Company utilizes both internal and external loan review procedures to evaluate individual credits within the loan portfolio and to identify potential and/or problem credits.   The senior lending loan officer of the Bank grades all loans for asset quality.  In addition, an outside credit analyst under contract with the bank independently reviews a cross-section of the loan portfolio.   Concerned about the level of non-performing loans under the current economic conditions, the Board of Directors established a Loan Committee consisting of five directors and senior management personnel.   The Loan Committee’s goals are:  (i) to perform an analysis of current underwriting standards; (ii) the early identification of loan portfolio risks; (iii) the reduction of non-performing loans; and (iv) an analysis of the adequacy of the allowance for loan losses.  The findings of the Loan Committee and the results of the grading process in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan losses.  This improved methodology has resulted in the identification of more loans being added to the Bank’s watch list.  Also, management does not imply that it expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances.

Liquidity and Capital Resources

The Exchange Bank’s (“Bank”) liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities.  Principal sources of funds are deposits, loan repayments, maturity of securities and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program.  In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks.  Although the amount on deposit at such banks often exceeds the $100,000 limit covered by Federal Deposit Insurance Corporation (FDIC) insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

The Asset/Liability Management Committee of the Bank is responsible for liquidity management.  This committee, which is comprised of various managers and one outside director, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.  The Bank’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms.  The Bank’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income.  The Committee monitors the Bank’s liquidity needs on an ongoing basis.  Currently the Bank has several sources available for both short-term and long-term liquidity needs.  These include, but are not restricted to, advances from the FHLB, federal funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

The Bank is subject to various regulatory capital requirements, which are administered by its primary federal regulator, the Federal Reserve Bank (“FRB”).  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation).  As of September 30, 2002, the Bank meets all of the capital adequacy requirements to which it is subject and the Bank is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended September 30, 2002 and 2001

For the three months ended September 30, 2002, the Company had a net loss of $469, a decrease of $607 from net income of $138 for the three months ended September 30, 2001.  Basic earnings per common share for the third quarter of 2002 were  $(0.80), down from $0.24 for the same period in 2001.  The decrease in net income was primarily due to the $825 provision for loan losses and $188 increase in non-interest expense, partially offset by an increase of $75 in net interest income, an increase of $33 in non-interest income and a reduction of $298 in income tax expense.  For the three months ended September 30, 2002, return on average equity (ROE) and return on average assets (ROA) were (17.80)% and (1.70)%, respectively, compared to 5.45% and 0.50%, for the same three-month period in 2001.

The Board of Directors has voluntarily approved a resolution to be proactive in addressing issues that will improve and sustain earnings of the Company to peer group levels on a monthly basis by the end of 2003.  These strategic issues include:  (i) taking a more conservative approach in the methodology for determining the adequacy of the allowance for loan losses; (ii) initiating changes to enhance credit underwriting standards and the administration of problem credits; (iii) conducting a study to address management, staffing and organizational structure in an effort to increase operating efficiencies; and (iv) expanding existing policies and procedures to enhance the information technology functions.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets increased 0.10% from the third quarter last year and average interest-bearing liabilities decreased 1.06%.  The Company’s net interest margin for the three months ended September 30, 2002 was 4.11%, an increase of 28 basis points (100 basis points equals 1.00%) over 3.83% from the same period last year.  The increase in net interest margin was primarily due to lower average balances of time deposits with high interest rates and to rates on interest-bearing liabilities decreasing more than rates on interest-earning assets.  For the three months ended September 30, 2002, the yield on interest-earning assets was 6.92% compared to 7.92% for the same period in 2001and the cost of interest-bearing liabilities for the third quarter of 2002 was 3.26% compared to 4.70% for the same period last year.  Interest income for the three months ended September 30, 2002 was $1,786, a decrease of $255 compared to the same period for 2001.  The decrease was primarily due to lower interest rates on the interest-earning assets.  Interest expense for the three months ended September 30, 2002 was $725, a decrease of $330 compared to the same period for 2001.  The decrease in interest expense was due to lower interest rates and lower average balances on interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense increased net interest income $75 for the three months ended September 30, 2002 as compared to the same period for 2001.

Provision for Loan Losses

Management determines the provision for loan losses by considering such factors as the size and composition of the loan portfolio, loan loss experience, problem loans and economic conditions in the Company’s market area.  The newly formed Loan Committee’s analysis of factors affecting the allowance for loan losses resulted in adjustments to the risk factors used in determining the allowance allocations for categories of loans to reflect the inherent risks within the loan portfolio.  Factors currently affecting the level of risk in the loan portfolio are slow economic conditions in the Company’s market area, higher levels of non-performing loans, the recent increase in net charge-offs and a shift in the composition of the loan portfolio (refer to Note 2 – Loans and Allowances for Loan Losses).  The Loan Committee utilizes peer group and industry data along with Company historical loss data when establishing and evaluating the allowance for loan losses.  Management believes that the allowance for loan losses is adequate to cover potentially uncollectible loans at September 30, 2002.

The provision for loan losses was $825 for the third quarter of 2002 as compared to no provision for the same period in 2001.  The increase in the provision for loan losses was primarily attributable to higher net charge-offs and the increase in non-performing loans.  The higher net charge-offs were primarily due to a deterioration of credit quality in the loan portfolio as evidenced by the increased number of loan customers declaring bankruptcy.  Net charge-offs were $450 or 2.23% (annualized) of average loans for the three months ended September 30, 2002, compared to net charge-offs of $11 or 0.06% (annualized) for the same period in 2001.  Under current economic conditions, management anticipates that net charge-offs will continue to exceed those of prior periods.   Also in 2001, the Company’s recoveries on loans charged-off were higher than normal due to recoveries on Towne Bank loans charged-off in prior periods.

Sept. 30,

December 31,

Sept. 30,

2002

2001

2001

Allowance for loan losses

   as a percentage of loans

1.54%

1.04%

1.00%

Allowance for loan losses

   as a percentage of

   non-performing loans

62.05

49.01

64.81

Non-Interest Income

Non-interest income increased $33 or 17.55%, to $221 for the three months ended September 30, 2002 from $188 for the three months ended September 30, 2001.  Service charges on deposit accounts increased $9 or 10.34%, secondary market loan fees increased $8 or 17.02% and other income increased $19 due to a gain on the sale of a security available-for sale.  Secondary market loan fees increased due to higher volumes of residential real estate loans being refinanced through the secondary mortgage market.

Non-Interest Expense

Non-interest expense increased $188 or 19.07%, to $1,174 for the three months ended September 30, 2002, from $986 in the same period in 2001.  The increase in non-interest expense was primarily due to increases of $31 or 5.97% in salaries and employee benefits,  $34 or 200.00% in legal fees, $27 or 180.00% in director and committee fees, $21 or 87.50% in advertising, $17 or 68.00% in audit fees and $48 or 92.31% in other expenses.  The increase in salaries and employee benefits was due to management and staffing changes and an increase in health care costs of approximately 14%.   The increase in legal fees was due to the costs related to the collection efforts on non-performing loans.  The increase in director and committee fees was due to an increase in the director's oversight efforts of the loan portfolio.  The increase in other expenses was primarily due to increases of $17 in collection and repossession expense and $35 in expenses for other real estate owned.

Income Taxes

The negative provision for income taxes for the three months ended September 30, 2002 was $248, a decrease of $298 from the $50 provision for the same period in 2001.  The decrease in the provision for income taxes is primarily the result of a pretax loss experienced during the third quarter of 2002 as compared to the pretax income for the third quarter of 2001.

Comparison of Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, the Company had a net loss of $288, a decrease of $672 from net income of $384 for the nine months ended September 30, 2001.  Basic earnings per common share for the nine months ended September 30, 2002 were  $(0.49), down from $0.66 for the same period in 2001.  The decrease in net income was primarily due to the $1,040 provision for loan losses and $320 increase in non-interest expense, partially offset by an increase of $251 in net interest income, an increase of $90 in non-interest income and a reduction of $332 in income tax expense.  For the nine months ended September 30, 2002, ROE and ROA were (3.66)% and (0.36)%, respectively, compared to 5.18% and 0.48%, for the same nine-month period in 2001.

Net Interest Income

For the nine months ended September 30, 2002, average interest-earning assets decreased 0.40% from the nine months ended September 30, 2001, and average interest-bearing liabilities decreased 2.38%.  The Company’s net interest margin for the nine months ended September 30, 2002 was 4.48%, an increase of 35 basis points over 4.13% from the same nine-month period in 2001.  The increase in net interest margin was primarily due to lower average balances of time deposits with high interest rates and to rates on interest-bearing liabilities decreasing more than rates on interest-earning assets.  For the nine months ended September 30, 2002, the yield on interest-earning assets was 7.37% compared to 8.37% for the same period in 2001 and the cost of interest-bearing liabilities was 3.38% compared to 4.86% respectively.  Interest income for the nine months ended September 30, 2002 was $5,493, a decrease of $768 compared to the same period in 2001.  The decrease was primarily due to lower interest rates on the interest-earning assets.  Interest expense for the nine months ended September 30, 2002 was $2,156, a decrease of $1,019 compared to the same period in 2001.  The decrease in interest expense was due to lower interest rates on interest-bearing liabilities and the lower average balances on time deposits with high interest rates.  The net effect of the decreases in interest income and interest expense increased net interest income by $251 for the nine months ended September 30, 2002 as compared to the same nine-month period in 2001.

Provision for Loan Losses

The provision for loan losses was $1,040 for the nine months ended September 30, 2002, an increase of $1,025 compared to $15 for the same period in 2001.  The increase in the provision for loan losses was primarily attributable to higher net charge-offs and the increase in non-performing loans.  The higher net charge-offs were primarily due to one large commercial loan, a deterioration of credit quality in the loan portfolio and the related increase in bankruptcies declared by loan customers.  Net charge-offs were $684 or 1.12% (annualized) of average loans for the nine months ended September 30, 2002, compared to net recoveries of $19 for the same period in 2001.  Under the current economic conditions, management anticipates that net charge-offs will continue to exceed those of prior periods.   Also in 2001, the Company’s recoveries on loans charged-off were higher than normal due to recoveries on Towne Bank loans charged-off in prior periods.

Non-Interest Income

Non-interest income increased $90 or 19.11%, to $561 for the nine months ended September 30, 2002, from $471 for the nine months ended September 30, 2001.  Service charges on deposit accounts increased $44 or 18.64%, fees associated with the sale of annuities and mutual funds increased $43 or 72.88% and other income increased $27 or 56.25%.  Other income increased primarily due to a gain on the sale of a security available-for-sale during the third quarter of 2002.  Secondary market loan fees decreased $24 or 18.75% to $104 for the nine months ended September 30, 2002 as compared to $128 for the same period last year.  The decrease in secondary market loan fees was primarily due to lower volumes of real estate loans refinanced through the secondary mortgage market.

Non-Interest Expense

Non-interest expense increased $320 or 10.67%, to $3,319 for the nine months ended September 30, 2002, from $2,999 in the same period in 2001.  As compared to the nine months ended September 30, 2001, the increase in non-interest expense was primarily due to increases of $130 or 8.70% in salaries and employee benefits, $77 or 124.19% in legal fees, $37 or 75.51% in directors fees, $29 or 28.43% in audit fees and $59 or 40.69% in other expenses, partially offset by a decrease of $41 or 8.54% in occupancy and equipment expense.  The increase in salaries and employee benefits was due to management and staffing changes and increased health care costs.  The increase in legal fees was due to the costs related to the collection efforts on non-performing loans.  The increase in director and committee fees was due to an increase in the director's oversight efforts of the loan portfolio.   The increase in other expenses was primarily due to increases of $23 in collection and repossession expense and $35 in expenses for other real estate owned.

Income Taxes

The negative provision for income taxes for the nine months ended September 30, 2002 was $173, a decrease of $332 from the $159 provision for the same period in 2001.  The decrease in the provision for income taxes is primarily the result of a pretax loss for the nine months ended September 30, 2002.

Recent Legislation

In 2002, the U.S. Congress, the U.S. Securities and Exchange Commission (“SEC”), the national securities exchanges, representatives of the legal and accounting communities and the business community responded to numerous events that cast doubt on the integrity of U.S. businesses.  Demands were made to protect the U.S. investing public, increase the reporting requirements of public companies and strengthen corporate governance standards.  On July 30, 2002, the Sarbanes-Oxley Act was signed into law by President Bush.  This Act and the rules already proposed, and the rules to be proposed, by the SEC impose sweeping changes to the way corporate America does business.   The Company is complying with the Sarbanes-Oxley Act through expanded controls and procedures, corporate governance and the required certifications.

Subsequent Event

Exchange Bancshares, Inc. and The Exchange Bank of Luckey, Ohio announced on November 5, 2002 that Mr. Thomas J. Elder resigned his position of President and Chief Executive Officer of the Exchange Bank.  Additionally, Mr. Elder has resigned from the Boards of Directors of both Exchange Bancshares, Inc. and The Exchange Bank.  Mr. Elder stated that he intends to pursue other business interests.

Both Exchange Bancshares, Inc. and The Exchange Bank wish to thank Mt. Elder for his faithful service the last ten years as President and Chief Executive Office of the Bank.  Both companies wish him well in his future endeavors.

Mr. Jeffery A. Robb has been appointed as acting President and Chief Executive Officer of the Exchange Bank.  A special committee of the Board of Directors has been formed to locate a permanent President and Chief Executive Officer.

Item 3.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

#

EXCHANGE BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 1 -

LEGAL PROCEEDINGS

Not Applicable

ITEM 2 -

CHANGES IN SECURITIES

Not Applicable

ITEM 3 -

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 -

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 -

OTHER INFORMATION

Not Applicable

ITEM 6 -

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits

Exhibit 10:  Resignation Agreement and Release of Thomas J. Elder

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

Form 8-K filed July 24, 2002, containing:

Employment Agreement of Jeffery A. Robb, Sr.

Form 8-K filed August 14, 2002, containing:

Letter to shareholders announcing Jeffery A. Robb’s appointment as President and CEO of Exchange Bancshares, Inc.

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

November 14, 2002

/s/ Jeffery A. Robb

Date

Jeffery A. Robb, Sr.

President and Chief Executive Officer

November 14, 2002

/s/ Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer

#

CERTIFICATIONS

In connection with the Quarterly Report of Exchange Bancshares, Inc. on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffery A. Robb, President and Chief Executive Officer of Exchange Bancshares, Inc., certify, that:

(1)

I have reviewed this quarterly report on Form 10-Q of Exchange Bancshares, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

Exchange Bancshares, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for Exchange Bancshares, Inc. and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to Exchange Bancshares, Inc., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)

Exchange Bancshares, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Exchange Bancshares, Inc.’s auditors and the audit committee of Exchange Bancshares, Inc.’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6)

Exchange Bancshares, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffery A. Robb, Sr.

Jeffery A. Robb, Sr.

President and Chief Executive Officer

November 14, 2002

#

CERTIFICATIONS

In connection with the Quarterly Report of Exchange Bancshares, Inc. on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas E. Funk, Chief Financial Officer of Exchange Bancshares, Inc., certify, that:

(1)

I have reviewed this quarterly report on Form 10-Q of Exchange Bancshares, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

Exchange Bancshares, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for Exchange Bancshares, Inc. and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to Exchange Bancshares, Inc., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)

Exchange Bancshares, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Exchange Bancshares, Inc.’s auditors and the audit committee of Exchange Bancshares, Inc.’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6)

Exchange Bancshares, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas E. Funk

Thomas E. Funk

Chief Financial Officer

November 14, 2002

#