Form 10KSB
period 2002-12-31
EXCHANGE BANCSHARES INC
filed 2003-03-31
CIK 720912

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission File Number 33-54566
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

      State issuer's revenues for the most recent fiscal year.  $7,803,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 19, 2002, 586,644 common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $9,319,903 based upon the trading price of $18.60 per share.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

     The following sections of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of Exchange Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

     1.   Information  Regarding  Nominees  and  Continuing  Directors
     2.   Summary  Compensation  Table
     3.   Indebtedness  of  and  Transactions  with  Officers  and  Directors

     Transitional  Small  Business  Disclosure  Format     YES  ___  NO  _X_

                            EXCHANGE BANCSHARES, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                                      Page
PART  I.

     Item  1.     Description  of  Business            3-4
     Item  2.     Description  of  Property              5
     Item  3.     Legal  Proceedings                     5
     Item  4.     Submission of Matters to a
                  Vote of Security Holders.              5
PART  II.

     Item  5.     Market  for  Common  Equity  and
                  Related Stockholder Matters            6
     Item  6.     Management's  Discussion  and
                  Analysis or Plan of Operation       7-20
     Item  7.     Financial  Statements              21-40
     Item  8.     Changes  In  and  Disagreements
                  With  Accountants  on Accounting
                  and  Financial  Disclosure            41
PART  III.

     Item 9.     Directors and Executive Officers
                 of the Registrant                      41
     Item  10.   Executive  Compensation                41
     Item  11.   Security  Ownership  of  Certain
                 Beneficial  Owners  and Management
                 and  Related  Stockholder  Matters     41
     Item  12.   Certain  Relationships  and Related
                 Transactions                           41
     Item  13.   Exhibits  and  Reports  on
                 Form  8-K.                             41
     Item  14.   Controls  and  Procedures              42

Signatures                                              43

                                     PART I
ITEM  1.  DESCRIPTION  OF  BUSINESS.

BUSINESS

     Exchange Bancshares, Inc. (the "Bancorp") was organized as an Ohio corporation and incorporated by directors of The Exchange Bank (the "Bank") under Ohio law on October 13, 1992 at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank ("Common Stock"). The Bancorp acquired the Bank effective January 1, 1994. The Bancorp has authorized 750,000 common shares, par value $5.00 per share of which 586,644 are currently outstanding.

     The Bancorp also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares. No preferred shares are currently outstanding or presently intended to be issued.

     Exchange Bancshares, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956 engaged in the business of commercial and retail banking through its subsidiary, The Exchange Bank, which accounts for substantially all of its revenues, operating income, and assets. The Bancorp may in the future acquire or form additional subsidiaries, including other banks, to the extent permitted by law.

     The Bancorp is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Bancorp and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (the "FDIC"). As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board. The Bancorp and the Bank must file with the U. S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services, which are made available to their customers in order that they may remain competitive in the market place.

FORWARD-LOOKING  STATEMENTS

     When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Bancorp's financial performance and could cause the Bancorp's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99.4 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

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

     Without limiting the generality of the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Financial Condition. Management's statements regarding the amount and adequacy of the allowance for loan losses at December 31, 2002.

2.     Comparison  of  Results of Operations for the Fiscal Years Ended December
       31,  2002  and  2001  -"Provision for Loan     Losses".  Management's
       statements regarding the adequacy of the allowance for loan losses at December 31, 2002.

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

FISCAL  AND  MONETARY  POLICIES

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

EMPLOYEES

     As of December 31, 2002, the Bank had 47 full and 19 part-time employees. Personnel costs incurred by the Bancorp are reimbursed to the Bank.

COMPETITION

     The Bank has five banking offices located in Wood and Lucas Counties, Ohio. The primary market of the Bank is Northwest Ohio, which includes Wood, Lucas and contiguous counties in Ohio and Michigan. The Bank competes with several area banks and savings and loan associations, as well as, various credit unions, finance companies, large retail stores, credit corporations and both Federal and local governments for sources of funds. The Bank is the second largest bank headquartered in Wood County, Ohio.

     The competitive factors within the financial services industry can be classified into two categories, competitive rates and competitive services. With interest rates being at a forty year low, competition for deposits, i.e. sources of funds, and quality loans, i.e. uses of funds, has become extreme. From a service standpoint, financial institutions compete against each other in types of services such as service costs, banking hours and similar features. The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours and operates five ATM's (automated teller machines).

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 2002 and 2001 the legal lending limits were approximately $1,443,000 and $1,650,000 respectively. As of December 31, 2002 and 2001, no loans were over the legal lending limit.

AVAILABILITY  OF  FINANCIAL  INFORMATION

     Bancorp files unaudited quarterly financial reports under Form 10-QSB and annual financial reports under Form 10-KSB with the Securities and Exchange Commission (the "SEC"). Copies of these reports are available by writing to:

     Joseph  R.  Hirzel,  Secretary
     Exchange  Bancshares,  Inc.
     237  Main  Street,  P.O.  Box  177
     Luckey,  OH  43443-0177

Financial reports and other materials filed by Bancorp with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained from the SEC by calling 1-800-SEC-0330. The SEC also maintains  an  internet  site  (www.sec.gov)  that  contains  reports, proxy and
                                -----------
information statements, and other information regarding registrants that file reports electronically, as Bancorp does.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

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


ITEM  3.  LEGAL  PROCEEDINGS.

     In June 1998, The Exchange Bank merged with Towne Bank in Perrysburg, Ohio. As a result of this merger, The Exchange Bank succeeded to all of the outstanding rights and obligations of Towne Bank. One of these obligations arose out of an Agreement dated April 4, 1996, between Towne Bancorp, Inc., Towne Bank and Norman J. Rood, a former director and officer of Towne Bancorp, Inc. and Towne Bank (the "Agreement"). One of the terms of the Agreement provided that Towne Bancorp, Inc. and Towne Bank would defend and indemnify Mr. Rood if he was ever involved in a lawsuit resulting from actions taken while he served as an officer or director of the Bancorp or Bank. In 1998, Mr. Rood was named in two class action lawsuits brought by certain of the shareholders of Towne Bancorp, Inc., styled (1) Joseph Gomez and Read Backus, et al. vs. Towne Bancorp, Inc. et al. - United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7436, and (2) Anne Stahl Crowley, Trustee, et al. vs. Huntington Trust Co. N.A., et al. - United States District Court, Northern District of Ohio, Western Division, Case No. 3:98CV7575, which were subsequently consolidated into one class action lawsuit under the style Gomez et al. vs. Towne Bancorp (the "Lawsuit"). In February 1999, Mr. Rood was dismissed from the Lawsuit and on June 24, 2002 the Lawsuit was settled. On June 24, 2002, Judge James G. Carr signed a Final Judgment and Order outlining the settlement of the Lawsuit and a dismissal of all claims. In this regard, Mr. Rood was fully dismissed from all claims and cannot be subject to any further claims under the Lawsuit, so The Exchange Bank has no further liability to Mr. Rood pursuant to the Lawsuit.

     In the opinion of management of the Bancorp, there are no legal proceedings pending to which the Bancorp is a party or to which its property is subject, which, if determined adversely to the Bancorp, would be material in relation to the Bancorp's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bancorp. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bancorp by government authorities or others.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  Applicable.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     At December 31, 2002, the Bancorp had approximately 803 shareholders of record. Sweney Cartwright & Co. and McDonald & Company, broker-dealers, make a limited over-the-counter market in shares of the Bancorp Common Stock. In addition, there have been a limited number of private transactions known to the management of the Bancorp. There are no plans to list the shares of the Bancorp Common Stock on any stock exchange. Through 2002, Sweney Cartwright & Co and McDonald & Company purchased and sold shares of stock of the Bancorp at prices ranging from $18.00 to $20.00 per share. The offer to purchase shares, in some instances, was conditional upon their ability to sell the shares at a predetermined price.

   In 2002 the Bancorp declared cash dividends of $.20 per share payable on June 15, 2002 to shareholders of record on June 1, 2002 and a cash dividend of $.05 payable on December 30, 2002 to shareholders of record on December 23, 2002. In 2001 the Bancorp declared cash dividends of $.20 per share payable on June 15, 2001 to shareholders of record on June 1, 2001 and a cash dividend of $.30 per share payable on December 15, 2001 to shareholders of record on December 1, 2001. In 2000 the Bancorp declared cash dividends of $.19 per share payable on June 15, 2000 to shareholders of record on June 1, 2000 and a cash dividend of $.30 per share payable on December 15, 2000 to shareholders of record on December 1, 2000. The Bancorp also declared a five percent stock dividend to shareholders of record on June 2, 2000 payable on June 15, 2000.




                    March 31, 2002      June 30, 2002     September 30, 2002   December 31, 2002
                   ----------------  -------------------  -------------------  ------------------
High. . . . . . .  $         19.00   $             19.60  $             20.00  $            20.00
Low . . . . . . .  $         18.00   $             18.15  $             19.00  $            19.00
Dividend Declared  $          0.00   $              0.20  $              0.00  $             0.05


                        March 31, 2001.  June 30, 2001     September 30, 2001   December 31, 2001
                    -----------------  ----------------  -------------------  -------------------
High. . . . . . .  $         22.75   $             20.00  $             19.00  $            19.50
Low . . . . . . .  $         18.25   $             17.00  $             17.00  $            17.00
Dividend Declared  $          0.00   $              0.20  $              0.00  $             0.30

                        March 31, 2000.  June 30, 2000     September 30, 2000   December 31, 2000
                    -----------------  ----------------  -------------------  -------------------
High. . . . . . .  $         24.76   $             25.00  $             26.00  $            24.25
Low . . . . . . .  $         23.57   $             22.63  $             26.00  $            19.50
Dividend Declared  $          0.00   $              0.19  $              0.00  $             0.30
Stock Dividend. .                                     5%

     Dividends by the Bancorp necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Bancorp considers dividend policy. Under Ohio Revised Code, the Bancorp is prohibited from paying dividends if either the Bancorp would be unable to pay its debts as they come due, or the Bancorp's total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Bancorp may only pay dividends out of surplus. Surplus is defined as the excess of a corporation's assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of assets and liabilities of the Bancorp, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Bancorp.

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

     The Bank, as a state bank, is subject to the dividend restrictions set forth by the State of Ohio Division of Financial Institutions. Under such restrictions, the Bank may not, without the prior approval of the Superintendent of Financial Institutions, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

    At December 31, 2002, there were no securities authorized for issuance under equity compensation plans.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     As of December 31, 2002, the Bancorp had combined assets of $111 million, $73 million in net loans, and $101 million in deposits. The Bank, through its three commercial banking offices located in Wood County, Ohio, and two Lucas County offices, provides financial services to both individual and commercial customers. The Bank is subject to supervision, examination, and regulation of the Division of Financial Institutions of the State of Ohio. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Reserve System. Selected financial data on the Bancorp's condition and operations is filed with the United States Securities and Exchange Commission (Form 10-KSB and Form 10-QSB) and the Board of Governors of the Federal Reserve System (FRY-9SP). Selected financial data on the subsidiary Bank's condition and operations is filed quarterly with the Ohio Division of Financial Institutions and the Federal Reserve System.

     The Bancorp is a bank holding company engaged in the business of commercial and retail banking through its subsidiary the Bank, which has its principal office in Luckey, Ohio, and accounts for substantially all of the Bancorp's revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding the Bank and should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, which have been prepared by the Management of Exchange Bancshares, Inc. in conformity with generally accepted accounting principles ("GAAP"). The Board of Directors engaged Dixon, Francis, Davis and Company, independent auditors, to audit the financial statements, and their report is included on page 40 of this report. To assist in understanding and evaluating major changes in the Bancorp's and the Bank's financial position and results of operations, two and three year comparisons are provided in tabular form for ease of comparison.

     Three major areas of discussion that follow are an analysis of (a) assets and liabilities including liquidity and interest rate sensitivity, (b) shareholders' equity including dividends and risk-based capital, and (c) 2002 results of operations.

I  -  FINANCIAL  CONDITION

     LOAN PORTFOLIO. Loans, as a component of earning assets, represent a significant portion of earning assets at December 31, 2002. The Bank offers a wide variety of loans including commercial, consumer, and both residential and commercial real estate in its primary marketing area of Northwestern Ohio. At December 31, 2002, the Bank did not have any loan concentrations, that exceeded 10% of total loans or, significant amounts of loans for agricultural purposes.

Total loans decreased from $81.2 million at December 31, 2001 to $72.5 million at December 31, 2002. This represents a decrease of $8.7 million, or 10.71%, from the previous year. The largest decrease was in the 1- to 4- family residential real portfolio as borrowers sought refinancing in the secondary market to take advantage of the forty-year low in interest rates. The total decrease in residential real estate loans was $5.3 million, or 16.09%. Loans to consumers decreased $2.3 million, or 16.85 %, as a result of financing incentives from automobile manufacturers and other financing sources. Commercial and commercial real estate loans decreased $1.0 million and $0.9 million, respectively. This represents an overall decrease of 5.69% in the commercial loan portfolio. The majority of the decrease was a result of borrowers seeking lower interest rate from other sources.







LOAN INFORMATION

In thousands, except ratios. . . . . . . . .       2002        2001        2000      1999      1998       1997
                                                  ----------  ----------  --------  --------  ---------  ----------

Loans at December 31,
Commercial . . . . . . . . . . .  . . . . . . . .  $   2,582   $   3,596   $ 2,544   $ 3,053   $  2,880   $     955
Agricultural . . . . . . . . . .  . . . . . . . .      1,103         852       816       806        880         709
Real estate
Secured by 1-4 family residential properties. . .     27,687      32,994    37,854    37,333     31,813      24,353
Secured by other properties. . . . . . . . .. . .     28,962      29,835    24,990    20,600     19,199      13,170
Consumer . . . . . . . . . . . . . . . . . .. . .     11,332      13,628    12,928    10,008      7,115       6,322
Tax-exempt . . . . . . . . . . . . . . . . .. . .        820         268       140       150        983       1,360
All other. . . . . . . . . . . . . . . . . .. . .         26           9         7         5          4           3
                                                   ----------  ----------  --------  --------  ---------  ----------
Total. . . . . . . . . . . . . . . . . . . .. . .  $  72,512   $  81,182   $79,279   $71,955   $ 62,874   $  46,872
                                                   ==========  ==========  ========  ========  =========  ==========


Allowance for Loan Losses
Balance at beginning of year . . . . . .  . . . .  $     844   $     756   $ 1,008   $ 1,542   $    624   $     508
Allowance related to acquired loans. . .. . . . .          0           0         0         0        961           0
Provision for loan losses. . . . . . . .. . . . .      2,019          15        75         0          0           0
Charge-offs
Commercial and agricultural. . . . . . .  . . . .        318          92       239       460          0           0
Consumer . . . . . . . . . . . . . . .  . . . . .        647         116        49        54         88          38
Credit Card. . . . . . . . . . . . . . .. . . . .        197          52       118        80         37          31
Real estate. . . . . . . . . . . . . . .. . . . .        396           0         0         0          0           0
                                                   ----------  ----------  --------  --------  ---------  ----------
Total charge-offs. . . . . . . . . . .  . . . . .      1,558         260       406       594        125          69
                                                   ----------  ----------  --------  --------  ---------  ----------
Recoveries
Commercial and agricultural. . . . . .    . . . .         27         238        65         1         60         156
Consumer . . . . . . . . . . . . . . . . .. . . .         70          79        11        21         19          25
Credit card. . . . . . . . . . . . . . .  . . . .          5          15         1        21          1           2
Real estate. . . . . . . . . . . . . . .  . . . .         10           1         2        17          2           2
                                                   ----------  ----------  --------  --------  ---------  ----------
Total recoveries . . . . . . . . . .  . . . . . .        112         333        79        60         82         185
                                                   ----------  ----------  --------  --------  ---------  ----------
Net charge-offs. . . . . . . . . . . .  . . . . .      1,446         (73)      327       534         43        (116)
                                                   ----------  ----------  --------  --------  ---------  ----------
Balance at end of year . . . . . . .. . . . . . .  $   1,417   $     844   $   756   $ 1,008   $  1,542   $     624
                                                   ==========  ==========  ========  ========  =========  ==========

Allocation of Allowance for Loan Losses
Commercial . . . . . . . . . . . . . . . .  . . .  $     555   $     408   $   172   $   471   $  1,001   $     157
Consumer . . . . . . . . . . . . . . . . . . .. .        200         135       104       145         84          72
Real estate. . . . . . . . . . . . . . . .  . . .        192          52         6       173        160         161
Unallocated. . . . . . . . . . . . . . . .. . . .        470         249       474       219        297         234
                                                   ----------  ----------  --------  --------  ---------  ----------
Total. . . . . . . . . . . . . . . .  . . . . . .  $   1,417   $     844   $   756   $ 1,008   $  1,542   $     624
                                                   ==========  ==========  ========  ========  =========  ==========

Credit Quality Ratios
Net charge-offs as a percentage of average loans        1.81%     (0.09)%     0.42%     0.79%      0.08%     (0.26)%
Allowance for loan losses to
        total loans at year end. . . . . . . .. .       1.95%       1.04%     0.95%     1.40%      2.45%      1.33 %

Net charge-offs as a percentage of allowance for
loan losses                                           102.05%     (8.65)%    43.25%    52.98%      2.79%    (18.59)%
Provision for loan losses to average loans  . . .       2.53%      0.02 %     0.10%     0.00%      0.00%      0.00 %
Earnings coverage of net charge-offs . . . .. . .   (0.75) x    (8.11) x    2.07 x    1.17 x    14.49 x    (7.17) x


    Average loans increased 1.26% in 2002 to represent 78.96% of average earning assets compared to 77.75% in 2001 and 81.22% in 2000. The portion of the loan portfolio represented by real estate loans has decreased from 80.05% at December 31, 1997 to 78.12% at December 31, 2002. Installment loans to individuals decreased  to  15.63%  of loans outstanding at December 31, 2002, as compared to increases in 1997 through 2001. The decrease in installment loans was primarily due to increases in bankruptcies and charged-off loans. The dollar amounts of commercial loans (including tax-exempt loans) decreased slightly in 2002 to 4.69% of the total loans outstanding primarily as a result of the payoff of a few large commercial loans and an increase in charged-off loans. The increase experienced in 1998 was due to the acquisition of the Towne Bank related loans. The dollar amount of agricultural loans outstanding at December 31, 2002 represented 1.52% of the total loans outstanding and increased $251,000 as compared to 2001. The four years prior to 2002, agricultural loans remained relatively constant while their relative portion of total loans continued to decline. The table entitled 'Loan Information' provides a six-year summary of the loan history.

     In addition to the loans reported in the Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments, which are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements (approximately $9.1 million). Management closely monitors the financial condition of potential creditors throughout the terms of the instrument to assure that they maintain certain credit standards. Refer to Note I of the Notes to Consolidated Financial Statements for additional information on off-balance sheet financial instruments.

     NON-PERFORMING ASSETS. The Table entitled "Non-performing Assets and 90-Day Past Due Loans" provides a six-year summary of non-performing assets, which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan foreclosure.

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

     Other real estate owned increased from $92,000 at December 31, 2001, to $1,150,000 at December 31, 2002. Other real estate owned consists of real estate or real property, generally acquired through foreclosure action, or by the borrower voluntarily deeding the property to the Bank, i.e. deed in lieu of foreclosure. Properties are recorded on the books of the Bank at the lower of cost or net realizable value; (appraised value less costs associated the sale).

     At December 31, 2002, the Bank held three properties, two residential real estate parcels and one commercial parcel. At December 31, 2002, Management does not anticipate any loss associated with the disposition of the properties currently held.

     Loans accounted for on a non-accrual basis at December 31, 2002 were $1,351,000 as compared to $921,000 as of year-end 2001. Non-performing assets at December 31, 2002 totaled $3,265,000 or 2.95% of total assets. This represents an increase of $1,451,000 or 79.99% from December 31, 2001. The large fluctuation in non-performing assets is attributable primarily to the deterioration in the loan portfolio and an increase in the number of loan customers declaring bankruptcy. Management is continuing to monitor these assets and strengthen the Bank's position whenever possible.




NON-PERFORMING ASSETS

In thousands. . . . . . . . . . . . . . . . . . . . . . . .    2002    2001   2000   1999   1998   1997
                                                             ------  ------  -----  -----  -----  -----

At December 31,
Non-accrual loans . . . . . . . . . . . . . . . . . . . . .  $1,351  $  921  $ 357  $  10  $ 399  $  75
Restructured loans. . . . . . . . . . . . . . . . . . . . .      11      14      0      0      0      0
Loans past due 90 days or more and still accruing . . . . .     753     787    195     74    115     10
                                                             ------  ------  -----  -----  -----  -----

Total non-performing loans. . . . . . . . . . . . . . . . .   2,115   1,722    552     84    514     85
Other real estate owned . . . . . . . . . . . . . . . . . .   1,150      92      0      0      0      0
                                                             ------  ------  -----  -----  -----  -----
Total non-performing assets and 90-day past due loans        $3,265  $1,814  $ 552  $  84  $ 514  $  85
                                                             ======  ======  =====  =====  =====  =====

Impaired loans. . . . . . . . . . . . . . . . . . . . . . .  $  429  $  130  $  80  $  67  $ 720  $  17
                                                             ======  ======  =====  =====  =====  =====





     ANALYSIS OF THE ALLOWANCE/PROVISION FOR LOAN LOSS. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. See the table entitled "Loan Information" for a six-year summary.

     In 2002, management established a revised methodology for evaluating the adequacy of the allowance for loan and lease losses. Specific allocations are assigned to those credits classified as being either impaired or problem credits. General allocations are assigned to other credits based upon historical loan loss ratios. Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and anticipated loan growth. Management believes the revised methodology will maintain the allowance at an adequate level.

     More than 90% of the Bank's total gross loans are secured by mortgages on real property, security agreements on personal property, insurance contracts from independent insurance companies or through the full faith and credit of government agencies. The Bank's lending policies require substantial down payments along with current market appraisals on collateral when the loans are originated, thus reducing the risk of any potential losses.

     To further minimize the risks of lending, quarterly reviews of the loan portfolio are made to identify problem loans and to determine the course of action. Collection policies have been developed to monitor the status of all loans and are activated when a loan becomes past due.

     Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans. The "Watch" loans are graded for asset quality by either the senior loan officer and/or the internal/external loan review staff. The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

     The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon historical net charge-offs of each loan type for the last five years. If applied, commercial loans would require 31.53% of the reserve while the installment (consumer) and real estate loans would require 52.48% and 15.99%, respectively. Currently, the allowance for loan losses has been allocated as follows; commercial loans 39.17%, real estate loans 13.55% and consumer loans 14.11%. The remaining 33.17% of the allowance is currently "unallocated".

     Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at December 31, 2002. The Bank has no exposure from troubled debts to lesser-developed countries or from significant amounts of agricultural, real estate or energy related loans.

     The average allowance to average loans outstanding ratio increased to 1.11% in 2002 from 1.03% in 2001, after decreasing from 1.19% in 2000. The allowance for loan losses to loans outstanding at year-end was 1.95%, 1.04% and 0.95% for years 2002, 2001 and 2000, respectively.

     The Bank experienced net charge-offs in 2002 of $1,446,000 or 1.81% of average loans as compared to net recoveries of $73,000 or (0.09)% of average loans in 2001. The average net charge-offs for the last five-year period (1998-2002) were $455,000. Based upon the revised methodology, as previously mentioned, management increased the provision for loan losses during the fourth quarter of 2002 to provide for an adequate allowance for loan losses.

     The provision for loan losses was $2,019,000 for 2002, an increase of $2,004,000 compared to $15 for the same period in 2001. The increase in provision for loan losses was primarily attributable to higher net charge-offs and the increase in non-performing loans. The higher net charge-offs were primarily due to a deterioration of credit quality in the loan portfolio, a related increase in bankruptcies declared by loan customers and one large commercial loan. Management anticipates that net charge-offs will decline significantly from those experienced in 2002.

     INVESTMENTS. Investments represent the second largest use of financial resources. The investment portfolio, shown in the table "Other Balance Sheet Data - Maturity of Investment Securities", includes United States Treasury and Federal agency securities, state and municipal obligations, mortgage-backed securities, other securities consisting of corporate debt securities and equity securities of the Federal Reserve Bank of Cleveland (the "FRB"), Federal Home
Loan  Bank  of  Cincinnati  (the  "FHLB")  and  Great  Lakes  Bankers  Bank.

      All investment securities are carried at market value and classified as available-for-sale. At December 31, 2002 and 2001 the Bancorp's shareholders' equity contained $286,000 and $280,000, respectively, in unrealized gains on securities available-for-sale.

     Investment securities at year-end 2002 increased $2,837,000 or 19.15% from year-end 2001 while federal funds sold increased $9,704,000 from 2001 or
345.22%. These increases represent the re-employment of funds from declining loan volumes as a result of management's tightening their credit quality standards and the refinancing activities resulting from the interest rate environment. Management maintains federal funds sold balances consistently at levels that will cover short-term liquidity needs of the Bank.

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

     DEPOSITS. The "Consolidated Average Balance Sheet and Related Yields and Rates" table highlights average deposits and interest rates during the last three years. Average deposits for 2002 remained level as compared to 2001. During 2001, deposits increased from 2000 by $10,437,000, or 12.08%. The average cost of funds for the Bank was approximately 3.32% for the year ended December 31, 2002, as compared to 4.67% and 4.74% for 2001 and 2000, respectively.

     The Bank's deposit structure can be categorized as somewhat cyclical, increasing as public depositors receive tax allocations and decreasing as disbursements are made. For 2002, the Bank experienced increases in the average balances of NOW accounts and savings accounts while time deposits decreased. The Bank's cost of funds has decreased as the higher interest-bearing time deposits repriced to lower current market interest rates and transferred into lower interest rate NOW and savings accounts.

     SHAREHOLDERS' EQUITY. Maintaining a strong capital position in order to absorb inherent risk is one of Management's top priorities. Selected capital ratios for the last three years, presented in the "Six-Year Consolidated Financial Summary" table, reveal that the Bank has been able to maintain an average equity to average asset ratio of greater than 8.3% for the past six years. It should be noted that this ratio decreased in 2002 to 8.33%, which is still exceeds of the regulatory minimum capital requirements. The decrease resulted primarily from the net loss of ($1,090,000) in 2002 and the payment of $146,000 in cash dividends.

     Banking regulations have established minimum capital ratios for banks. The primary purpose of these requirements is to assess the risk in a financial institution's balance sheet and off-balance sheet financial instruments in relation to adjusted capital. The Bank is required to maintain a minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (CORE) capital. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2002, the Bank's risk-based capital ratio for Tier I and Tier II capital was 11.10% and 12.30% respectively, thus surpassing the required 4% and 8% for Tier I and Tier II capital. The "Risk-Based Capital" table contains a summary of both the Bank's risk-based capital and leverage components and ratios.

     As of December 31, 2002, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum capital ratios as described in Note O - Regulatory Matters of the Notes to Consolidated Financial Statements.


II - COMPARISON OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002
     AND  2001

     GENERAL. The Bancorp had a consolidated net loss of ($1,090,000) or ($1.86) basic earnings per share for the year ended December 31, 2002 as compared to net income of $592,000 or $1.01 basic earnings per share for 2001 and $676,000 or $1.16 basic earnings per share for 2000. The net loss for 2002 was primarily due to the $2,019,000 provision for loan losses. For further discussion, see the section entitled "Provision for Loan Losses." Return on average assets ratio (ROA) was (1.01%), 0.56% and 0.68% in 2002, 2001 and 2000,
respectively. Return on average equity ratio (ROE) was (10.51%), 6.03% and 7.29% in 2002, 2001 and 2000, respectively.

     NET INTEREST INCOME. Net interest income, the income received on investments in loans, securities, due from banks, and federal funds less interest paid to depository and short-term creditors to fund these investments, the Bank's primary source of revenue. The following discussion and analysis of the Bank's net interest income is based primarily on the tables entitled "Consolidated Average Balances Sheets and Related Yields and Rates", "Rate/Volume Analysis", and "Interest Rate Sensitivity" for all years presented using the Federal statutory rate of 34%. These tables have been prepared on a tax-equivalent basis. The stated (pre-tax) yield on tax-exempt loans and securities are lower than the yield on taxable assets of similar risk and maturity. The average balances were calculated on a daily basis.




CONSOLIDATED  AVERAGE  BALANCE  SHEETS  AND  RELATED  YIELDS  AND  RATES


In  thousands,  except  ratios

                                                2002                            2001                2000
                                          --------------                  ---------------      ---------------
                                                Interest   Average             Interest   Average
                                    Average     Income/    Yields/    Average  Income/    Yields/   Average
                                    Balance     Expense    Rates      Balance  Expense    Rates     Balance
                                   ----------  ---------  ----------  -------  ---------  --------  -------
Assets
Cash and due from banks . . . . . . $   3,101                         $  2,564                       $   1,387
Interest bearing deposits in banks. .      37   $      0        0.00%       35  $       2    4.45 %          21
Federal funds sold. . . . . . . . . . . 5,768         87        1.51     7,622        266    3.49         1,987
Investment securities
Taxable debt securities . . . . . . .  14,800        774        5.23    14,190        839    5.91        14,955
Tax-exempt debt securities(1) . . . . .     0          0           0        74          5    6.76           264
Equity securities . . . . . . . . . . .   633         34        5.37       607         42    6.92           575
                                    ---------  ---------               -------  ---------               -------
Total Investment securities . . . .    15,433        808        5.24    14,870        886    5.96        15,794
Loans
Real Estate . . . . . . . . . . . .    25,314      1,974        7.80    29,088      2,471    8.49        32,168
Consumer. . . . . . . . . . . . . .    14,518      1,486       10.24    14,553      1,587   10.91        12,635
Commercial (1). . . . . . . . . . .    39.885      2,680        6.72    35,083      3,079    8.78        32,209
                                    ----------  ---------              -------  ---------               -------
Total loans . . . . . . . . . . .      79,717      6,140        7.70    78,724      7,137    9.07        77,012

Total earning assets. . . . . . . .   100,955      7,035        6.97   101,251      8,291    8.19        94,814
                                                ---------                        ---------
Allowance for loan losses . . . . . . .  (886)                            (808)                           (917)
Other assets. . . . . . . . . . . . .   4,838                            4,894                           6,221
                                      --------                        ---------                      ----------
Total assets. . . . . . . . . . . . $ 108,008                         $107,901                       $ 101,505
                                    =========                         =========                      ==========

Liabilities and Shareholders' Equity
Non-interest-bearing deposits . . . $  10,498                         $ 10,097                       $   9,969
Interest-bearing deposits
NOW accounts. . . . . . . . . . . .    16,437        508        3.09    14,839       540    3.64         13,477
Money market accounts . . . . . ..      1,068         16        1.50     1,151        27    2.31          1,384
Savings accounts. . . . . . . . . . .  17,215        201        1.17    16,086       326    2.03         15,584
Time deposits . . . . . . . . . .      51,345      2,131        4.15    54,673     3,148    5.76         45,995
                                   ----------  ---------               -------  ---------               -------
Total interest-bearing deposits ..     86,065      2,856        3.32    86,749     4,041    4.66         76,440
Borrowed funds. . . . . . . . . .         572         16        2.80       523        34    6.46          5,392
                                   ----------  ---------               -------  ---------               -------
Total interest-bearing liabilities.    86,637      2,872        3.32    87,272     4,075    4.67         81,832
                                               ---------                        ---------
Other liabilities . . . . . . . . . . .   502                              541                              290
Shareholders' equity. . . . . . . . .  10,371                            9,991                            9,414
                                     ---------                        ---------                      ----------
Total liabilities and shareholders'
equity.                              $ 108,008                        $107,901                        $ 101,505
                                    ==========                       =========                       ==========
Net interest income (1) . . . . . . . . . . .  $   4,163                        $  4,216
                                              ==========                        =========

Yield spread. . . . . . . . . . . . . . . . . .                 3.65%                       3.52 %
Net interest income to earnings assets. . . . .                 4.12%                                   4.16 %
Interest-bearing liabilities to earning assets.                85.82%                                  86.19 %

(1)  tax-equivalent basis
                                                      2000
                                                  ------------
                                                Interest   Average
                                                Income/    Yields/
                                                Expense    Rates
                                                 --------  --------
Assets
Cash and due from banks
Interest bearing deposits in banks. . . . . . .  $      2    9.52 %
Federal funds sold. . . . . . . . . . . . . . .       125      6.29
Investment securities
Taxable debt securities . . . . . . . . . . . .       887      5.93
Tax-exempt debt securities(1) . . . . . . . . .        20      7.58
Equity securities . . . . . . . . . . . . . . .        33      5.74
                                                 --------
Total Investment securities . . . . . . . . . .       940      5.95
Loans
Real Estate . . . . . . . . . . . . . . . . . .     2,744      8.53
Consumer. . . . . . . . . . . . . . . . . . . .     1,367     10.82
Commercial (1). . . . . . . . . . . . . . . . .     3,089      9.59
                                                 --------
Total loans . . . . . . . . . . . . . . . . . .     7,200      9.35

Total earning assets. . . . . . . . . . . . . .     8,267      8.72
                                                 --------
Allowance for loan losses
Other assets

Total assets


Liabilities and Shareholders' Equity
Non-interest-bearing deposits
Interest-bearing deposits
NOW accounts. . . . . . . . . . . . . . . . . .       484      3.59
Money market accounts . . . . . . . . . . . . .        35      2.53
Savings accounts. . . . . . . . . . . . . . . .       379      2.43
Time deposits . . . . . . . . . . . . . . . . .     2,626      5.71
                                                 --------
Total interest-bearing deposits . . . . . . . .     3,524      4.61
Borrowed funds. . . . . . . . . . . . . . . . .       354      6.57
                                                 --------
Total interest-bearing liabilities. . . . . . .     3,878      4.74
                                                 --------
Other liabilities
Shareholders' equity
Total liabilities and shareholders' equity

Net interest income (1)                       $    4,389
                                              ==========

Yield spread                                                 3.98 %
Net interest income to earnings assets                       4.63 %
Interest-bearing liabilities to earning assets              86.31 %

(1)  tax-equivalent basis




RATE/VOLUME  ANALYSIS
                                                  2002 Over 2001           2001 Over 2000
                                                  --------------           --------------
                                                        Yield/                       Yield/
In Thousands                                 Volume     Rate     Total     Volume     Rate
                                             ------     ----     -----     ------     ----

Changes  in  Tax  Equivalent  Interest  Income

Interest income
Interest-bearing deposits in banks  . . . .  $   0      $   (2)  $    (2)  $   1      $  (1)
Federal funds sold . . . . . . . . . . .. .    (65)       (114)     (179)    160        (19)
Investment securities. . . . . . . . . . .      34        (112)      (78)    (55)          1
Loans. . . . . . . . . . . . . . . . . . .      90      (1,087)     (997)    262       (325)
                                             ------    --------  --------  ------     ------
Total. . . . . . . . . . . . . . . . . . .      59      (1,315)   (1,256)    368       (344)
                                             ------    --------  --------  ------     ------

Interest expense
Interest-bearing deposits. . . . . . . .  .   (113)     (1,072)   (1,185)    302        215
Borrowed funds . . . . . . . . . . . . . ..      3         (21)      (18)   (314)        (6)
                                            ------     --------  --------  ------     ------
Total. . . . . . . . . . . . . . . . . . .    (110)     (1,093)   (1,203)    (12)       209
                                             ------    --------  --------  ------     ------

Net interest income. . . . . . . . . . .  .  $ 169     $  (222)  $   (53)  $ 380      $(553)
                                            ======     ========  ========  ======     ======
Changes in the average balance/rate are allocated entirely to the yield/rate changes


                                                                                       Total
                                                                                       -----
Interest income
Interest-bearing deposits in banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   0
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    141
Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (54)
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (63)
                                                                                      ------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
                                                                                      ------

Interest expense
Interest-bearing deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    517
Borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (320)
                                                                                      ------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    197
                                                                                      ------

Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(173)
                                                                                      ======
Changes in the average balance/rate are allocated entirely to the yield/rate changes



NON-INTEREST  EXPENSES

In Thousands, except ratios
                              2002      % Change    2001    % Change  2000    % Change
Salaries and benefits
Salaries. . . . . . . . . .  $ 1,891         12.16%  $1,686    8.35%   $1,556     6.65%
Benefits. . . . . . . . .        339          5.28      322   (5.01)      339     18.53
                             --------               ------             ------
Total . . . . . . . . . . .  $ 2,230         11.06   $2,008     5.96   $1,895      8.60
                             =======                ======             ======

Occupancy and equipment
Depreciation. . . . . . . .  $   233        (15.88)% $  277   (10.93)% $  311   (1.27)%
Maintenance and repairs . .      196          2.08      192     4.92      183    27.08
Real estate taxes . . . . .       65          4.84       62     6.90       58    70.59
Insurance . . . . . . . . .       20         11.11       18     0.00       18    (5.25)
Utilities . . . . . . . . .       70         (1.41)      71    10.94       64    (9.86)
                             -------                 ------            ------
Total . . . . . . . . . . .  $   584         (5.81)  $  620    (2.21)  $  634     8.75
                             =======                 ======            ======

Other expenses
Advertising . . . . . . . .  $   130         18.18%  $  110   12.24 %  $   98  (23.44)%
Dues and subscriptions. . .       18        (18.18)      22    15.79       19    (5.00)
Telephone . . . . . . . . .       79          5.33       75     7.14       70    12.90
Insurance . . . . . . . . .       15         25.00       12    14.29       14   (54.84)
Loan. . . . . . . . . . . .       20         (4.76)      21     8.70       23    21.05
Education . . . . . . . . .       10          0.00       10   (28.75)      14    39.13
Travel and entertainment. .       18        (28.00)      25    (3.85)      26    23.81
FDIC insurance. . . . . . .       16         (5.88)      17     0.00       17    70.00
Legal . . . . . . . . . . .      199        105.15       97    16.87       83   (27.19)
Overdrafts. . . . . . . . .       14        133.33        6   (25.00)       8   (33.33)
Examination and accounting.      203         35.33      150    (8.50)     160    (7.51)
Data processing . . . . . .      165          7.14      154    10.79      139    13.01
State and other taxes . . .      123         (0.81)     124     8.77      114     0.00
Bank and ATM charges. . . .      130          4.84      124    12.73      110    10.00
Credit card . . . . . . . .       62          5.08       59    (1.67)      60   (25.00)
Directors fees. . . . . . .      110         57.14       70     9.38       64     3.23
Postage and courier . . . .      122          2.52      119    (2.46)     122     4.27
Supplies and printing . . .      136         14.29      119    (4.03)     124    (5.34)
Other . . . . . . . . . . .      203        174.32       74   (22.73)      70    34.62
                             -------                 ------            ------
Total . . . . . . . . . . .  $ 1,773         27.74   $1.388     3.97   $1,335    (4.09)
                             =======                 ======            ======


     The net yield on interest-earning assets has decreased slightly to 4.12% in 2002 from 4.16% and 4.63%, in 2001 and 2000, respectively. Net interest income
(FTE) (fully taxable equivalent) decreased $53,000, or 1.26%, in 2002 and decreased $173,000, or 3.94%, in 2001. The "Rate/Volume Analysis" table analyzes the reason for the changes in interest income by applying either volume or rate changes to interest sensitive assets and liabilities. Average interest-earning assets decreased by $296,000 and average interest-bearing liabilities decreased by $635,000 in 2002 which resulted in increased net interest income of $169,000 (due to volume); while the overall decrease in rates for earning assets exceeded the overall decrease in rates on interest-bearing liabilities which resulted in a net decrease of $222,000 (due to rate) in net interest income. The net effect of the changes in volume and interest rates was to decrease interest earnings by $53,000 during 2002.

Net loan income decreased $997,000, or 13.97%, over the prior year primarily as a result of the decrease in interest rates, the changes in the composition of the portfolio and increased competition from financial and non-financial sources. Average loan yields have decreased 137 basis points in 2002 and decreased 28 basis points in 2001. As of year-end 2002, approximately $31.9 million, or 44.01%, of the loan portfolio is maturing or repricing in the next year. Variable rates and short-term maturities are two tools Management is using to achieve greater flexibility in a changing rate environment.

The investment securities portfolio yield decreased 72 basis points to 5.24% in 2002 from 5.96% in 2001. Interest income from securities decreased $78,000 to $808,000 in 2002 from $886,000 in 2001. The decreases in yield and interest income were primarily due to lower interest rates during 2002. Reinvestment yields on $3,887,000 of maturing securities in 2002 decreased due to the low interest rate environment.

Federal funds sold income decreased by $179,000 or 67.23% in 2002 after a $141,000 or 112.08% increase in 2001. Rate decreased earnings $114,000 and volume decreased earnings $65,000 in 2002. Federal funds are primarily used as an investment mechanism for short-term liquidity purposes.

Interest-bearing deposit expense decreased $1,185,000 or approximately 29.32% in 2002 after a $517,000 or 14.67% increase in 2001. In 2002, the lower rates on deposits decreased interest expense $1,072,000 and the changes in volume decreased interest expense $113,000 in 2002. Rates paid on NOW accounts and money market accounts decreased 55 basis points and decreased 81 basis points, respectively in 2002, compared to an increase of 5 basis points for NOW accounts and a 22 basis point decrease for money market accounts in 2001. The rates on savings accounts decreased 86 basis points and the rates on time deposits decreased 161 basis points in 2002. The Bank lowered deposit rates during 2002 in response to the lower rate environment.

In summary, the "Rate/Volume Analysis" table discloses the reasons for changes in interest income and interest expense. It should be noted that the changes, or restructuring, in the Bank's interest-earning assets (loans, investments, federal funds and interest-bearing deposits) and the interest-bearing liabilities (NOW, money market, savings, time deposits and borrowed funds) combined with the repricing of each resulted in a decrease in net interest margins.

The changes in both asset and liability volumes in 2002 coupled with repricing of both interest-earning assets and interest-bearing liabilities resulted in a net decrease of $53,000 in net interest income. Changes in interest-earning asset volume accounted for a $59,000 increase in net interest income, while changes in interest-bearing liability volume decreased net interest income $110,000. The decreases in interest rates on both interest-earning assets and interest-bearing liabilities decreased net interest income $222,000 in 2002.

NON-INTEREST INCOME. Total non-interest income consists of operating income attributed to providing deposit accounts for bank customers, secondary market mortgage lending, fees on sales of annuities and mutual funds, the sale of investment securities and fees from banking services.

     Non-interest income increased $88,000 or 12.94% to $768,000 in 2002 as compared to $680,000 in 2001. The increase in non-interest income was primarily due to increases of $61,000 or 18.60% in service charges on deposit accounts and $32,000 or 32.32% in fees on sales of annuities and mutual funds, which were partially offset by a decrease of $25,000 or 13.30% in secondary mortgage market fees. The increase in service charges was due to the Bank increasing service charges to market area levels and the increase in fees on sales of annuities and mutual funds was due to the increase in sales volume. The decrease in secondary mortgage market fees was due to a decrease in the volume of loans processed through the secondary market.

     NON-INTEREST EXPENSE. Non-interest expense increased $571,000, or 14.22%, to $4,587,000 in 2002, as compared to $4,016,000 in 2001. The increase was primarily due to increases of $205,000, or 12.16%, in salaries; $102,000, or 105.15%, in legal fees; $53,000, or 35.33%, in examination and accounting fees; $40,000, or 57.14%, in director fees and $129,000, or 174.32%, in other expenses, which were partially offset by a decrease of $36,000, or 5.81%, in net occupancy and equipment expense. The increase in salaries was primarily due to management and staffing changes as a result of resignations and retirements. The increase in legal fees was due to the costs related to the collection efforts on non-performing loans and corporate issues. The increases experienced in directors fees and examination and accounting expenses are directly attributable to the increased oversight of the Bank's loan portfolio as a result of credit quality deterioration. The increase in other expenses, primarily collection and repossession expense, directly relate to credit quality issues and increased activity with other real estate owned. Net occupancy and equipment expenses decreased as a number of assets became fully depreciated without requiring replacement purchases. The "Non-Interest Expenses" table contains a summary of these items for the years ended December 31, 2002, 2001, and 2000.

     INCOME TAXES. Applicable income tax benefits of $585,000 in 2002 consist of federal taxes only. Impacting the tax provisions for the three years presented in this report is the amount of the provision for possible loan losses; $2,019,000 in 2002, $15,000 in 2001 and $75,000 in 2000 and the amount of tax-exempt income on securities; $0 in 2002, $5,000 in 2001, and $20,000 in 2000. The effective income tax rates for years ended December 31, 2001 and 2000 were 31.24% and 32.13%, respectively.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. Referring to "Interest Rate Sensitivity" table, the Bank is in an asset sensitive position up to one year, which is more beneficial in a period of rising interest rates since assets can be repriced at higher rates. In periods of declining interest rates, a liability sensitive position is more favorable as interest sensitive liabilities may be adjusted to declining market rates prior to maturing interest sensitive assets. The three-month category of interest sensitive assets includes approximately $12.5 million of federal funds sold which can be invested to offset any negative gap in a rising rate environment.

Management utilizes variable rate loans and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted.


INTEREST  RATE  SENSITIVITY



INTEREST  RATE  SENSITIVITY

                                              Over       Over        Over
In thousands, except ratios . . .   Within    3 Months   1 Year      3 Years     After
At December 31, 2002. . . .   . .   3 Months  to 1 Year  to 3 Years  To 5 Years  5 Years  Total
                                    --------  ---------  ----------  ----------  -------  --------
Loans                              $17,406     $14,040   $17,839     $12,770     $10,457   $ 72,512
Investment securities                1,080       4,494    10,848         549         681     17,652

Other earning assets                12,544           0         0           0           0     12,544

Other assets                             0           0         0           0       7,980      7,980
                                   -------    --------   --------     --------  --------   --------
Total assets                       $31,030     $18,534   $28,687      $13,319    $19,118   $110,688
                                  ========    ========   ========     ========  ========   ========

Non-interest-bearing deposits      $     0     $     0   $     0      $     0    $11,535   $ 11,535
Interest-bearing deposits           16,682      22,632    36,434        5,990      7,572     89,310
Borrowed funds                           3          13        37           33         14        100
Other liabilities and equity             0           0         0            0      9,743      9,743
                                  --------     --------  --------     --------   --------  --------

Total liabilities and equity       $16,685     $22,645   $36,471      $ 6,023    $28,864   $110,688
                                   ========   ========   ========      ========   ======== ========

Gap*                               $14,345     $(4,111)  $(7,784)     $ 7,296    $(9,746)
Cumulative gap                      14,345      10,234     2,450        9,746          0

Cumulative gap as a percent
of total assets                      12.96%       9.25%    2.21%        8.80%

OTHER BALANCE SHEET DATA




In  thousands,  except  ratios


CONTRACTURAL MATURITY OF TOTAL INVESTMENT
SECURITIES AVAILABLE-FOR-SALE (A)

                                     Within 1 Year    1-5 Years
                                     Amount/Yield     Amount/Yield
                                     --------------   ---------------
At December 31, 2002
Investment securities
available-for-sale:
U.S. Treasury. . . . . . . .  . . .  $ 1,012  6.44%   $ 1,655  3.77%
Federal agency . . . . . . . . . . .   3,591  6.92%     6,892  4.02%
Mortgage-backed
    Securities  . . . . . .                0  0.00%     1,346  3.34%
Corporate debt . . . . . . . . . . . . . . 0  0.00%     1,558  5.06%
Equity . . . . . . . . . . . . . . . .     0  0.00%         0  0.00%
                                          --------      ------------
Total Securities
Available-for-Sale . . . . . . ..    $ 4,603  6.81%   $11,451  4.05%
                                     =============== ===============


CONTRACTURAL MATURITY OF TOTAL INVESTMENT SECURITIES AVAILABLE-FOR-SALE (A)
                                     Carrying Value                                    Total
                                     5 - 10 Years   No Fixed Maturity   Total          Market
                                     Amount/Yield   Amount/Yield        Amount/Yield   Value
                                     ------------   ------------        -------------  ----------
At December 31, 2002
Investment securities
available-for-sale:
U.S. Treasury. . . . . . . . . . ..  $     0  0.00%  $  0  0.00%       $ 2,667  4.84%  $ 2,667
Federal agency . . . . . . . . . . .       0  0.00%     0  0.00%        10,483  5.03%   10,483
Mortgage-backed
    Securities . . . . . . . . . . .  .  952  3.24%     0  0.00%         2,298  3.30%    2,298
Corporate debt . . . . . . . . . . . . .   0  0.00%     0  0.00%         1,558  5.06%    1,558
Equity . . . . . . . . . . . . . . . . .   0  0.00%   646  4.96%           646  4.96%      646
                                      -----          ----              -------         -------
Total Securities
Available-for-Sale . . . . . . .  .  $   952  3.24%  $646  4.96%       $17,652  4.78%  $17,652
                                     =======         ====              =======         =======


MATURITY OF LOANS (A)                   Within     1-5     After 5
                                        1 year    Years    Years  Total
                                        ------     -----     -----
Commercial,agricultural and tax exempt  $ 2,771  $ 1,594  $  140  $ 4,505
Real Estate-nonresidential . . . . . .   12,274   13,181   3,507   28,962
                                        -------  -------  ------  -------
Total. . . . . . . . . . . . . . . . .  $15,045  $14,775  $3,647  $33,467
                                        =======  =======  ======  =======

Fixed. . . . . . . . . . . . . . . . .  $ 4,306  $ 4,028  $  911  $ 9,245
Variable . . . . . . . . . . . . . . .   10,740   10,747   2,735   24,222
                                        -------  -------  ------  -------
Total. . . . . . . . . . . . . . . . .  $15,046  $14,775  $3,646  $33,467
                                        =======  =======  ======  =======






MATURITY OF DEPOSITS
                                         Within     3-6      6-12      Over 12
In thousands . . . . . . . . . . . . .   3 Months   Months   Months    Months   Total
                                         ---------  -------  --------  -------  -----
At December 31, 2002
Time Deposits of $100,000 or more. . .   $   3,881  $   889  $  3,083  $ 6,576  $14,429
                                         =========  =======  ========  =======  =======

Certificates of deposit.. . . . . . . .  $   9,815  $ 5,861  $ 26,888  $ 5,527  $48,091
                                         =========  =======  ========  =======  =======


DEPOSITS AT DECEMBER 31, . . . . .2002    2001      2000     1999     1998     1997
                                  ------- ----      -----    -----    ----     ----

Non-interest-bearing deposits.    $11,535 $10,943   $9,446   $9,587   $9,655   $6,371
Interest-bearing deposits
NOW and money market accounts. . . 16,168  16,615   14,395   14,357   14,835    9,757
Savings accounts . . . . . . . . . 17,862  16,757   15,128   15,713   15,990   14,591

Certificates of deposit and
individual retirement accounts     55,280  50,916   51,139   43,884   44,711   33,209
                                  -----  -------  --------  -------  -------  -------

Total deposits . . . . . . .    $ 100,845  $95,231 $90,108  $83,541  $85,191  $63,928
                                =========  ======= =======  =======  =======  =======

(a)Excludes  consumer  and  real estate  loans  of  $39,045.




RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
141),  and  Statement  of  Financial  Accounting Standards No. 142, Goodwill and
Other  Intangible  Assets  (SFAS  142).     SFAS  141  requires  all  business
combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible
Assets. Effective January 1, 2001, the company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the company expects that a significant amount of its intangible assets will no longer be amortized.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 141 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company financial statements.

     In April 2002, the FASB issued FAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Early applications of this statement are encouraged. The adoption of the effective portions of this statement did not have an impact on the Company's financial position of results of operations. The adoption of the remaining portions of this statement is not expected to have an impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

     On October 1, 2002, ASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This statement also provides guidance on the accounting for the impairment of disposal of acquired long-term customer-relationship intangible assets (such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used- by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual discloser provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform  over  the  term  of  the  guarantee  in  the  event  that the specified
triggering  events  or  conditions  occur.   The  objective  of  the  initial
measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002.




SIX-YEAR  CONSOLIDATED  FINANCIAL  SUMMARY


In thousands, except per common share amounts and ratios     2002       2001       2000       1999      1998      1997
                                                           ---------  ---------  ---------  --------  --------  --------
Years Ended December 31,
Statements of Income
Interest Income . . . . . . . . . . . . . . . . . . . . .  $  7,035   $  8,287   $  8,261   $ 7,191   $ 6,587   $ 5,565
Interest Expense. . . . . . . . . . . . . . . . . . . . .     2,872      4,075      3,878     3,187     2,958     2,387
                                                           ---------  ---------  ---------  --------  --------  --------
Net interest income . . . . . . . . . . . . . . . . . . .     4,163      4,212      4,383     4,004     3,629     3,178
Provision for loan losses . . . . . . . . . . . . . . . .     2,019         15         75         0         0         0
                                                           ---------  ---------  ---------  --------  --------  --------
Net interest income after provision for loan losses . . .     2,144      4,197      4,308     4,004     3,629     3,178
Non-interest income . . . . . . . . . . . . . . . . . . .       768        680        552       641       420       320
Non-interest expenses . . . . . . . . . . . . . . . . . .     4,587      4,016      3,864     3,720     3,125     2,293
                                                           ---------  ---------  ---------  --------  --------  --------
Income before income taxes. . . . . . . . . . . . . . . .    (1,675)       861        996       925       924     1,205
Income tax expense. . . . . . . . . . . . . . . . . . . .      (585)       269        320       300       301       373
                                                           ---------  ---------  ---------  --------  --------  --------
Net (loss) income . . . . . . . . . . . . . . . . . . . .  $ (1,090)  $    592   $    676   $   625   $   623   $   832
                                                           =========  =========  =========  ========  ========  ========

Per Common Share
Net (Loss) Income
Basic . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (1.86)  $   1.01   $   1.16   $  1.09   $  1.09   $  1.47
Diluted . . . . . . . . . . . . . . . . . . . . . . . . .     (1.86)      1.01       1.16      1.09      1.09      1.47
Dividends declared. . . . . . . . . . . . . . . . . . . .      0.25       0.50       0.49      0.47      0.45      0.43
Shareholders' equity. . . . . . . . . . . . . . . . . . .     15.72      17.85      17.01     16.05     16.26     15.31

Selected Consolidated Balance Sheet Data at December 31,
Assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $110,688   $106,456   $103,155   $98,599   $94,641   $72,795
Investment securities . . . . . . . . . . . . . . . . . .    17,652     14,815     15,435    17,142    19,470    18,768
Loans (a) . . . . . . . . . . . . . . . . . . . . . . . .    72,512     81,182     79,279    71,955    62,874    46,872
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .   100,845     95,231     90,108    83,541    85,191    63,928
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .       100        115      2,632     5,152       173       198
Shareholders' equity. . . . . . . . . . . . . . . . . . .     9,222     10,452      9,933     9,242     8,956     8,434

Ratios (b)
Per $100 of average assets
Net Interest Income(loss) (tax-equivalent basis). . . . .  $   3.86   $   4.06   $   4.39   $  4.27   $  4.31   $  4.51
Provision for loan losses . . . . . . . . . . . . . . . .      1.87       0.01       0.07         0         0         0
                                                           ---------  ---------  ---------  --------  --------  --------
Net interest income after provision for loan losses . . .      1.99       4.05       4.32      4.27      4.31      4.51
Non-interest income . . . . . . . . . . . . . . . . . . .      0.71       0.46       0.47      0.65      0.50      0.45
Non-interest expense. . . . . . . . . . . . . . . . . . .      4.25       3.71       3.80      3.93      3.71      3.20
                                                           ---------  ---------  ---------  --------  --------  --------
Income before income taxes. . . . . . . . . . . . . . . .     (1.55)      0.80       0.99      0.98      1.10      1.76
Income tax expense. . . . . . . . . . . . . . . . . . . .     (0.54)      0.25       0.32      0.32      0.36      0.59
                                                           ---------  ---------  ---------  --------  --------  --------
Net (loss) income . . . . . . . . . . . . . . . . . . . .  $  (1.01)  $   0.55   $   0.67   $  0.66   $  0.74   $  1.17
                                                           =========  =========  =========  ========  ========  ========

Return on average assets. . . . . . . . . . . . . . . . .    (1.01)%      0.55%      0.67%     0.66%     0.74%     1.17%
Return on average shareholders' equity. . . . . . . . . .   (10.51)%      5.93%      7.18%     6.93%     7.66%    10.28%
Average shareholders' equity to average assets. . . . . .      9.60%      9.26%      9.27%     9.54%    10.41%    11.38%
Dividend payout ratio . . . . . . . . . . . . . . . . . .        --      49.49%     42.16%    43.04%    37.80%    28.74%
Tier 1 capital ratio at December 31 . . . . . . . . . . .     11.10%     12.91%     13.50%    14.04%    14.00%    16.10%
Tier 1 and Tier 2 capital ratio at December 31. . . . . .     12.30%     14.02%     14.57%    15.29%    15.30%    17.30%
Tier 1 leverage ratio at December 31. . . . . . . . . . .      7.70%      8.97%      9.14%     9.48%     9.10%     9.90%

(a)     Net  of  unearned  income.
(b)     Based  on  average  balances  and  net  income  for  the  periods.









CONSOLIDATED  INCOME  SUMMARY

In thousands, except percentages          2002               2001% Change        2000% Change       1999    1998    1997
                                        --------            -------------        -------------   ------   ------  ------
Interest income (tax-equivalent basis)  $ 7,035   $       8,291       (15.15)%  $8,267     0.29%  $7,210  $6,618  $5,608
Interest expense . . . . . . . . . . .    2,872           4,075       (29.52)%   3,878     5.08%   3,187   2,958   2,387
                                        --------  -------------                 ------            ------  ------  ------
Net interest income. . . . . . . . . .    4,163           4,216        (1.26)%   4,389   (3.94)%   4,023   3,660   3,221
Provision for loan losses. . . . . . .    2,019              15      13360.00%      75  (80.00)%       0       0       0
                                        --------  -------------                 ------            ------  ------  ------
Net interest income after provision
for loan losses. . . . . . . . . . . .    2,144           4,201       (48.96)%   4,314   (2.62)%   4,023   3,660   3,221
Non-interest income. . . . . . . . . .      768             680         12.94%     552    23.19%     641     420     320
Non-interest expense . . . . . . . . .    4,587           4,016         14.22%   3,864     3.93%   3,720   3,125   2,288
                                        --------  -------------                 ------            ------  ------  ------
Income before income taxes . . . . . .   (1,675)            865      (293.64)%   1,002  (13.67)%     944     955   1,253
Income tax expense . . . . . . . . . .     (585)            269      (317.47)%     320  (15.94)%     300     301     375
Tax-equivalent adjustment. . . . . . .        0               4      (100.00%)       6  (33.33)%      19      31      43
                                        --------  -------------                 ------            ------  ------  ------
Net income(loss) . . . . . . . . . . .  $(1,090)  $         592      (284.12%)  $  676  (12.43)%  $  625  $  623  $  835
                                        ========  =============                 ======            ======  ======  ======



QUARTERLY  CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

                                                  2002 Quarters
In thousands, except per common
Share amounts and ratios                      Fourth     Third
Interest income                               $  1,542   $  1,786
Interest expense                                   716        725
                                              ---------  ---------
Net interest income                                826      1,061
Provision for loan losses                          979        825
                                              ---------  ---------
Net interest income after
   Provision for loan losses                      (153)       236

Non-interest income                                207        221
Non-interest expense                             1,268      1,174
                                               --------  ---------
Income before income taxes                      (1,214)      (717)
Income tax expense                                (412)      (248)
                                               --------  ---------
Net (loss) income                              $  (802)  $   (469)
                                               ========  =========

Per Common Share
Net (loss) income
Basic                                          $  (1.37)  $  (0.80)
Diluted                                           (1.37)    ( 0.80)
Dividends declared                                 0.05       0.00
Shareholders' equity                              15.72      17.22
Stock price range
High                                              20.00      20.00
Low                                               19.00      19.00

Tax-equivalent Yields and Rates
Interest-bearing deposits in banks                 0.00%      0.00%
Federal funds sold                                 1.39%      1.68%
Investment securities                              4.70%      5.11%
Loans                                              6.81%      7.69%
Total earning assets                               5.84%      6.91%
Interest-bearing deposits                          3.12%      3.26%
Borrowed funds                                     4.53%      3.83%
Total interest-bearing liabilities                 3.12%      3.26%
 Interest rate spread                              2.72%      3.65%
Net interest
 Margin                                            3.13%      4.10%
Ratios
Return on assets                                 (2.84)%    (1.70)%
Leverage                                           7.65%      8.54%
Return on average shareholders' equity          (32.00)%   (17.80)%

Average Assets
Cash and due from banks                        $  3,198   $  3,154
Interest-bearing deposits in banks                   31         35
Federal funds sold                               11,995      6,820
Investment securities                            17,052     14,831
Loans                                            75,611     80,812
Allowance for loan losses                        (1,164)      (765)
Other assets                                      5,307      4,839
                                               ---------  ---------
Total average assets                           $112,030   $109,726
                                               =========  =========


Total earning assets                           $104,689   $102,498
                                               =========  =========

Average Liabilities and Shareholders'  Equity
Non-interest-bearing deposits                  $ 10,994   $ 10,536
Interest-bearing deposits                        90.676     87,576
Borrowed funds                                      100        590
Other liabilities                                   318        573
Shareholders' equity                              9,942     10,451
                                               ---------  ---------
Total average liabilities and
Shareholders' equity                           $112,030   $109,726
                                               =========  =========

                                              2002 Quarters                     2001 Quarters

In thousands, except per common
Share amounts and ratios
                                               Second     First      Fourth     Third      Second     First
Interest income . . . . . . . . . . . . . . .  $  1,853   $  1,854   $  2,026   $  2,041   $  2,117   $  2,103
Interest expense. . . . . . . . . . . . . . .       688        743        900      1,055      1,069      1,051
                                               ---------  ---------  ---------  ---------  ---------  ---------
Net interest income . . . . . . . . . . . . .     1,165      1,111      1,126        986      1,048      1,052
Provision for loan losses . . . . . . . . . .       169         46          0          0          0         15
                                               ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after
   Provision for loan losses. . . . . . . . .       996      1,065      1,126        986      1,048      1,037

Non-interest income . . . . . . . . . . . . .       160        180        209        188        154        129
Non-interest expense. . . . . . . . . . . . .     1,109      1,036      1,017        986      1,023        990
                                               ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes. . . . . . . . . .        47        209        318        188        179        176
Income tax expense. . . . . . . . . . . . . .         9         66        110         50         55         54
                                               ---------  ---------  ---------  ---------  ---------  ---------
Net (loss) income . . . . . . . . . . . . . .  $     38   $    143   $    208   $    138   $    124   $    122
                                               =========  =========  =========  =========  =========  =========

Per Common Share
Net (loss) income
Basic . . . . . . . . . . . . . . . . . . . .  $   0.06   $   0.24   $   0.35   $   0.24   $   0.21   $   0.21
Diluted . . . . . . . . . . . . . . . . . . .      0.06       0.24       0.35       0.24       0.21       0.21
Dividends declared. . . . . . . . . . . . . .      0.20       0.00       0.30       0.00       0.20       0.00
Shareholders' equity. . . . . . . . . . . . .     17.94      17.95      17.85      17.91      17.51      17.46
Stock price range
High. . . . . . . . . . . . . . . . . . . . .     19.60      19.00      19.50      19.00      20.00      22.75
Low . . . . . . . . . . . . . . . . . . . . .     18.15      18.00      17.00      17.00      17.00      18.25

Tax-equivalent Yields and Rates
Interest-bearing deposits in banks. . . . . .      0.00%      0.00%      2.36%      4.18%      4.87%      5.36%
Federal funds sold. . . . . . . . . . . . . .      1.55%      1.59%      2.33%      3.19%      4.26%      5.38%
Investment securities . . . . . . . . . . . .      5.58%      5.63%      5.96%      5.81%      6.36%      6.02%
Loans . . . . . . . . . . . . . . . . . . . .      8.07%      8.18%      8.81%      8.83%      9.35%      9.48%
Total earning assets. . . . . . . . . . . . .      7.57%      7.65%      7.86%      7.78%      8.44%      8.79%
Interest-bearing deposits . . . . . . . . . .      3.30%      3.60%      4.14%      4.67%      4.89%      5.01%
Borrowed funds. . . . . . . . . . . . . . . .      2.22%      2.80%      6.80%      6.60%      7.69%      6.32%
Total interest-bearing liabilities. . . . . .      3.29%      3.59%      4.14%      4.67%      4.89%      5.03%
 Interest rate spread . . . . . . . . . . . .      4.28%      4.06%      3.72%      3.11%      3.55%      3.76%
Net interest
 Margin . . . . . . . . . . . . . . . . . . .      4.76%      4.58%      4.30%      3.71%      4.16%      4.40%
Ratios
Return on assets. . . . . . . . . . . . . . .      0.15%      0.55%      0.80%      0.71%      0.55%      0.47%
Leverage. . . . . . . . . . . . . . . . . . .      9.41%      9.47%      8.97%      8.89%      8.88%      9.25%
Return on average shareholders' equity. . . .      1.44%      5.50%      8.54%      7.71%      5.98%      5.00%

Average Assets
Cash and due from banks . . . . . . . . . . .  $  3,004   $  3,047   $  2,480   $  2,642   $  2,621   $  2,937
Interest-bearing deposits in banks. . . . . .        52         32         24         28         43         46
Federal funds sold. . . . . . . . . . . . . .     1,686      2,454      7,818     10,959      8,623      2,998
Investment securities . . . . . . . . . . . .    15,047     14,784     14,974     14,160     15,044     15,315
Loans . . . . . . . . . . . . . . . . . . . .    81,376     81,120     79,122     77,246     77,206     78,568
Allowance for loan losses . . . . . . . . . .      (773)      (838)      (802)      (922)      (988)    (1,003)
Other assets. . . . . . . . . . . . . . . . .     4,632      4,564      5,590      5,747      5,690      5,383
                                               ---------  ---------  ---------  ---------  ---------  ---------
Total average assets. . . . . . . . . . . . .  $105,024   $105,163   $109,206   $109,860   $108,239   $104,246
                                               =========  =========  =========  =========  =========  =========


Total earning assets. . . . . . . . . . . . .  $ 98,161   $ 98,390   $101,938   $102,393   $100,916   $ 96,927
                                               =========  =========  =========  =========  =========  =========

Average Liabilities and Shareholders'  Equity
Non-interest-bearing deposits . . . . . . . .  $ 10,243   $ 10,209   $ 10,971   $ 10,150   $  9,721   $  9,529
Interest-bearing deposits . . . . . . . . . .    82,654     83,257     87,008     88,990     88,003     82,927
Borrowed funds. . . . . . . . . . . . . . . .     1,078        526        116        117        129      1,754
Other liabilities . . . . . . . . . . . . . .       491        632        903        548        458        267
Shareholders' equity. . . . . . . . . . . . .    10,558     10,539     10,208     10,055      9,928      9,769
                                               ---------  ---------  ---------  ---------  ---------  ---------
Total average liabilities and
Shareholders' equity. . . . . . . . . . . . .  $105,024   $105,163   $109,206   $109,860   $108,239   $104,246
                                               =========  =========  =========  =========  =========  =========





ITEM  7.  FINANCIAL  STATEMENTS.
EXCHANGE  BANCSHARES,  INC.  -  CONSOLIDATED  BALANCE  SHEETS
=============================================================
                                                (Dollars in thousands)
                                                     December  31,

                                                     2002       2001
                                                   ---------  ---------
ASSETS

Cash and cash equivalents
Cash and amounts due from depository institutions  $  3,221   $  3,931
Interest-bearing demand deposits in banks . . . .        29         23
Federal funds sold. . . . . . . . . . . . . . . .    12,515      2,811
                                                   ---------  ---------
Total cash and cash equivalents . . . . . . . . .    15,765      6,765

Investment securities
Securities available-for-sale . . . . . . . . . .    17,652     14,815
                                                   ---------  ---------
Total investment securities . . . . . . . . . . .    17,652     14,815

Loans . . . . . . . . . . . . . . . . . . . . . .    72,512     81,182
Allowance for loan losses . . . . . . . . . . . .    (1,417)      (844)
                                                   ---------  ---------
Net loans . . . . . . . . . . . . . . . . . . . .    71,095     80,338

Premises and equipment, net . . . . . . . . . . .     3,395      3,428
Accrued interest receivable . . . . . . . . . . .       671        788
Intangible assets . . . . . . . . . . . . . . . .        83         83
Deferred income taxes . . . . . . . . . . . . . .       180          0
Foreclosed assets . . . . . . . . . . . . . . . .     1,150         92
Other assets. . . . . . . . . . . . . . . . . . .       697        147
                                                   ---------  ---------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $110,688   $106,456
                                                   =========  =========

LIABILITIES

Deposits:
Noninterest-bearing . . . . . . . . . . . . . . .  $ 11,535   $ 10,943
Interest-bearing. . . . . . . . . . . . . . . . .    89,310     84,288
                                                   ---------  ---------
Total deposits. . . . . . . . . . . . . . . . . .   100,845     95,231

Borrowed funds. . . . . . . . . . . . . . . . . .       100        115
Accrued interest payable. . . . . . . . . . . . .       190        256
Deferred income taxes . . . . . . . . . . . . . .         0         12
Other liabilities . . . . . . . . . . . . . . . .       331        390
                                                   ---------  ---------

TOTAL LIABILITIES . . . . . . . . . . . . . . . .   101,466     96,004

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value) 750 shares
authorized, 0 shares issued . . . . . . . . . . .         0          0
Common shares ($5.00 par value) 750,000 shares
authorized, 586,644 issued. . . . . . . . . . . .     2,933      2,933
Additional paid-in capital. . . . . . . . . . . .     5,071      5,071
Retained earnings . . . . . . . . . . . . . . . .       932      2,168
Accumulated other comprehensive income. . . . . .       286        280
                                                   ---------  ---------


TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . .     9,222     10,452
                                                   ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . .  $110,688   $106,456
                                                   =========  =========


-------------------------------------------
See accompanying notes



          EXCHANGE BANCSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME
          =============================================================
                                   (Dollars in thousands, except per share data)
                                                   Year Ended December 31,

                                                     2002     2001    2000
                                                   --------  ------  ------
INTEREST INCOME
-------------------------------------------------
Interest and fees on loans. . . . . . . . . . . .  $ 6,140   $7,134  $7,200
Interest and dividends on investment securities .      808      885     934
Interest on federal funds sold. . . . . . . . . .       87      266     125
Interest on due from bank deposits. . . . . . . .        0        2       2
                                                   --------  ------  ------

TOTAL INTEREST INCOME . . . . . . . . . . . . . .    7,035    8,287   8,261

INTEREST EXPENSE
-------------------------------------------------
Interest on deposits. . . . . . . . . . . . . . .    2,856    4,041   3,524
Interest on advances from Federal Home Loan Bank.       16       34     354
                                                   --------  ------  ------

TOTAL INTEREST EXPENSE. . . . . . . . . . . . . .    2,872    4,075   3,878
                                                   --------  ------  ------

NET INTEREST INCOME . . . . . . . . . . . . . . .    4,163    4,212   4,383

Provision for loan losses . . . . . . . . . . . .    2,019       15      75
                                                   --------  ------  ------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES . . . . . . . . . . . . . . . . .    2,144    4,197   4,308

NON-INTEREST INCOME
-------------------------------------------------
Service charges on deposits . . . . . . . . . . .      389      328     291
Secondary market loan fees. . . . . . . . . . . .      163      188      75
Fees on sales of annuities and mutual funds . . .      131       99     114
Gain on sale of investments . . . . . . . . . . .       19        0       0
Other income. . . . . . . . . . . . . . . . . . .       66       65      72
                                                   --------  ------  ------

TOTAL NON-INTEREST INCOME . . . . . . . . . . . .      768      680     552

NON-INTEREST EXPENSES
Salaries and employee benefits. . . . . . . . . .    2,230    2,008   1,895
Occupancy and equipment, net. . . . . . . . . . .      584      620     634
Bank and ATM charges. . . . . . . . . . . . . . .      130      124     110
Credit card . . . . . . . . . . . . . . . . . . .       62       59      60
Data processing . . . . . . . . . . . . . . . . .      165      154     139
Directors fees. . . . . . . . . . . . . . . . . .      110       70      64
Examination and accounting fees . . . . . . . . .      203      150     160
State and other taxes . . . . . . . . . . . . . .      123      124     114
Postage and courier . . . . . . . . . . . . . . .      122      119     122
Supplies and printing . . . . . . . . . . . . . .      136      119     124
Advertising . . . . . . . . . . . . . . . . . . .      130      110      98
Legal . . . . . . . . . . . . . . . . . . . . . .      199       97      83
Telephone . . . . . . . . . . . . . . . . . . . .       79       75      70
Other expenses. . . . . . . . . . . . . . . . . .      314      187     191
                                                   --------  ------  ------

TOTAL NON-INTEREST EXPENSES . . . . . . . . . . .    4,587    4,016   3,864
                                                   --------  ------  ------

INCOME (LOSS) BEFORE FEDERAL INCOME
TAX EXPENSE . . . . . . . . . . . . . . . . . . .   (1,675)     861     996

Federal income tax expense (benefit). . . . . . .     (585)     269     320
                                                   --------  ------  ------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $(1,090)  $  592  $  676
                                                   ========  ======  ======

EARNINGS PER SHARE:
Basic . . . . . . . . . . . . . . . . . . . . . .  $ (1.86)  $ 1.01  $ 1.16
Diluted . . . . . . . . . . . . . . . . . . . . .  $ (1.86)  $ 1.01  $ 1.16


---------------------------------------
See accompanying notes

EXCHANGE  BANCSHARES,  INC.
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY

                                             Number of shares                     (Dollars in thousands)
                                             ----------------                   -----------------------------------------------

                                                                                                         Accumulated
                                                                       Additional                           Other        Compre-
                                      Common      Treasury    Common    paid-in   Retained   Treasury    Comprehensive   Hensive
                                      Stock        Stock      Stock     Capital   Earnings     Stock        Income       Income
                                   ------------  ----------  --------  ---------  ---------  ---------  ---------------  -------

Balances at December 31, 1999,
   as previously reported . . . .      552,239           0   $  2,761  $  4,382   $   2,206  $       0  $          (89)

Prior-period adjustment-error in
   accounting for FHLB stock
   dividends in accordance with
   SFAS 109 . . . . . . . . . . .                                                       (18)
                                   ------------      ------   -------   ---------  ---------  ---------  --------------
Balances at December 31, 1999,
   as restated. . . . . . . . . .      552,239           0      2,761     4,382       2,188          0             (89)

Net income. . . . . . . . . . . .                                                       676                           $     676
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $88 . . . . . . . .                                                                                 170       170
                                                                                                                         -------
Comprehensive income. . . . . . .                                                                                        $  846
                                                                                                                         =======
Cash dividends declared
($.49 per share). . . . . . . . .                                                      (285)
5% stock dividend declared. . . .       27,420                   137        567        (704)
Issuance of common stock. . . . .        5,844                    30        106          (6)
                                   ------------    ----------  --------  ---------   -------       --------      -------

Balances at December 31, 2000 . .      585,503           0     2,928      5,055       1,869          0              81

Net income. . . . . . . . . . . .                                                       592                              $  592
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $102. . . . . . . .                                                                                  199      199
                                                                                                                         -------
Comprehensive income. . . . . . .                                                                                        $  791
                                                                                                                         =======
Cash dividends declared
($.50 per share). . . . . . . . .                                                     (293)
Issuance of common stock. . . . .        1,141                    5          16
                                   ------------  ----------  --------     ------     ------        ----         -------

Balances at December 31, 2001 . .      586,644           0    2,933       5,071      2,168           0             280

Net income (loss) . . . . . . . .                                                   (1,090)                             $(1,090)
Other comprehensive income-
Change in unrealized
gain (loss) on securities
available-for-sale,
net of tax of $3. . . . . . . . .                                                                                    6       6
                                                                                                                        -------
Comprehensive income (loss) . . .                                                                                      $(1,084)
                                                                                                                       ========
Cash dividends declared
($.25 per share). . . . . . . . .                                                    (146)
                                   ------------     -------   -------     ------    -------        ----          -----

Balances at December 31, 2002 . .      586,644           0  $  2,933    $  5,071   $   932    $       0  $         286
                                   ============  ==========  ========  =========  =========  =========  ===============

---------------------------------------
See accompanying notes








                 EXCHANGE BANCHSARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS
                 =================================================================
                                                                      (Dollars  in  thousands)
                                                                       Year ended December 31,

                                                                       2002      2001      2000
                                                                     --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,090)  $   592   $    676
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses . . . . . . . . . . . . . . . . . . . . .    2,019        15         75
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .      233       276        311
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . .        0         7          7
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .     (195)       27         81
Investment securities amortization (accretion), net . . . . . . . .      119        55         55
Gain from sale of investment securities . . . . . . . . . . . . . .      (19)        0          0
Gain from sale of other real estate owned . . . . . . . . . . . . .       (8)        0          0
Originations of loans held-for-sale . . . . . . . . . . . . . . . .        0         0          0
Proceeds from loans held-for-sale . . . . . . . . . . . . . . . . .        0         0         34
Changes in operating assets and liabilities:
Accrued interest receivable . . . . . . . . . . . . . . . . . . . .      117        60       (127)
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .      (65)      (37)       103
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (551)     (106)       493
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      (20)      190       (296)
                                                                     --------  --------  ---------
Net cash provided by operating activities . . . . . . . . . . . . .      540     1,079      1,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of held-to-maturity securities . . . . . .        0       100        175
Purchases of available-for-sale securities. . . . . . . . . . . . .   (7,336)   (5,234)    (4,542)
Proceeds from sale of available-for-sale securities . . . . . . . .      521         0          0
Proceeds from maturities of available-for-sale securities . . . . .    3,887     6,000      6,277
Net change in loans . . . . . . . . . . . . . . . . . . . . . . . .    6,075    (1,830)    (7,650)
Purchases of premises and equipment . . . . . . . . . . . . . . . .     (201)     (255)       (97)
Proceeds from sale of other real estate owned . . . . . . . . . . .      100         0          0
                                                                     --------  --------  ---------
Net cash  provided by (used in) investing activities. . . . . . . .    3,046    (1,219)    (5,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Noninterest-bearing, interest-bearing demand, and savings deposits.    2,099     5,347       (689)
Certificates of deposit . . . . . . . . . . . . . . . . . . . . . .    3,514      (223)     7,255
Proceeds from short-term Federal Home Loan Bank advances. . . . . .        0         0     21,000
Payments on short-term Federal Home Loan Bank advances. . . . . . .      (15)   (2,500)   (23,500)
Payments on long-term Federal Home Loan Bank advances . . . . . . .        0       (17)       (19)
Issuance of common stock. . . . . . . . . . . . . . . . . . . . . .        0        21        130
Prior period adjustment . . . . . . . . . . . . . . . . . . . . . .      (38)        0          0
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .     (146)     (293)      (285)
                                                                     --------  --------  ---------
Net cash provided by financing activities . . . . . . . . . . . . .    5,414     2,335      3,892
                                                                     --------  --------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . .    9,000     2,195       (533)
-------------------------------------------------------------------  --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR. . . . . . . . . . .    6,765     4,570      5,103
-------------------------------------------------------------------  --------  --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . . .  $15,765   $ 6,765   $  4,570
-------------------------------------------------------------------  ========  ========  =========

SUPPLEMENTAL DISCLOSURES
-------------------------------------------------------------------
Cash paid during the year for interest. . . . . . . . . . . . . . .  $ 2,938   $ 4,111   $  3,775
Cash paid during the year for income taxes. . . . . . . . . . . . .      291       146        287

-------------------------------------
See accompanying notes



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

RECLASSIFICATIONS
Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.



NOTE  B  -  PRIOR  PERIOD  ADJUSTMENT

The accompanying financial statements for 2001 and 2000 have been restated to correct an error in treating Federal Home Loan Bank stock dividends as a permanent non-taxable income item when it is to be treated as a temporary difference as part of the Company's deferred tax calculation. The effect of the restatement was to decrease net income in 2001 and 2000 by $10,000 net of income tax of $5,000 in each year. Retained earnings at the beginning of 2000 has been adjusted for the effects of the restatements on prior years.



NOTE  C  -  RESTRICTION  ON  CASH  AND  DUE  FROM  BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank and other correspondent banks. The required reserve at December 31, 2002 and 2001 was $533,000 and $709,000, respectively.



NOTE  D  -  INVESTMENT  SECURITIES

The amortized cost of securities and their approximate fair values are as follows:



Available-for-sale
------------------
                                                             (Dollars  in  thousands)
                                        December  31,  2002                             December  31,  2001
                                        -------------------                             -------------------
                                           Gross        Gross                             Gross         Gross
                            Amortized   unrealized    unrealized    Fair    Amortized   unrealized    unrealized    Fair
                               cost        gains        losses      value      cost        gains        losses      value
                            ----------  -----------  ------------  -------  ----------  -----------  ------------  -------
US Government. . . . . . .  $    2,587  $        80  $         0   $ 2,667  $    2,524  $        58  $         0   $ 2,582

Federal agency . . . . . .      10,167          317            0    10,484      10,210          375           (5)   10,580

Mortgage-backed securities       2,295            3            0     2,298           0            0            0         0

Corporate debt securities.       1,533           25           (1)    1,557       1,032            4           (8)    1,028

Equity securities. . . . .         646            0            0       646         625            0            0       625
                            ----------  -----------  ------------  -------  ----------  -----------  ------------  -------

Total. . . . . . . . . . .  $   17,228  $       425  $        (1)  $17,652  $   14,391  $       437  $       (13)  $14,815
                            ==========  ===========  ============  =======  ==========  ===========  ============  =======

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2002, by contractual maturity, are as follows:

                                (Dollars in thousands)

                                  Available-for-sale
                                  ------------------
                                    Amortized   Fair
Amounts maturing in :. . . . . . .  Cost        Value
                                    ----------  -------

One year or less . . . . . . . . .  $    4,504  $ 4,603
After one year through five years.      11,128   11,451
After five years through ten years         950      952
Equity securities. . . . . . . . .         646      646
                                    ----------  -------

Total. . . . . . . . . . . . . . .  $   17,228  $17,652
                                    ==========  =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2002, the Bank sold securities available-for-sale for total proceeds of approximately $521,000 resulting in $19,000 in gross realized gains and no gross realized losses.

The  Bank  did  not  sell  any  securities  in  2001,  or  in  2000.

Investment securities with a carrying value of approximately $11,414,000 and $10,746,000 were pledged at December 31, 2001 and 2002 to secure certain deposits.



NOTE  E  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES



Loans  at  December  31,  2002  and  2001  are  summarized  as  follows:
                                               (Dollars in thousands)

                                                  2002      2001
                                                --------  --------
Loans secured by real estate:
Construction . . . . . . . . . . . . . . . . .  $ 2,258   $ 1,694
Farmland . . . . . . . . . . . . . . . . . . .    2,288     2,711
One-to four-family residential properties. . .   27,687    32,994
Multifamily (5 or more) residential properties       59     1,203
Nonfarm nonresidential properties. . . . . . .   24,357    24,227
Agricultural production. . . . . . . . . . . .    1,103       852
Commercial and industrial. . . . . . . . . . .    2,582     3,596
Consumer . . . . . . . . . . . . . . . . . . .   11,332    13,696
Municipal. . . . . . . . . . . . . . . . . . .      820       268
Other loans. . . . . . . . . . . . . . . . . .       26         9
                                                --------  --------
                                                 72,512    81,250
Unearned income. . . . . . . . . . . . . . . .        0       (68)
                                                --------  --------

Total. . . . . . . . . . . . . . . . . . . . .  $72,512   $81,182
                                                ========  ========

                                                   2002      2001     2000
                                                --------  --------  -------
Allowance for loan losses:

Balance, beginning of year . . . . . . . . . .  $   844   $   756   $1,008
Provision for loan losses. . . . . . . . . . .    2,019        15       75
Recoveries on loans. . . . . . . . . . . . . .      112       333       79
Loans charged off. . . . . . . . . . . . . . .   (1,558)     (260)    (406)
                                                --------  --------  -------

Balance, end of year . . . . . . . . . . . . .  $ 1,417   $   844   $  756
                                                ========  ========  =======


At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $429,000 and $130,000, respectively. The average recorded investment in impaired loans amounted to approximately $428,000 and $135,000 for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans amounted to approximately $219,000 and $82,000 at December 31, 2002 and 2000, respectively. Interest income on impaired loans of $2,000, $14,000 and $20,000 was recognized for cash payments received in 2002, 2001 and 2000, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been classified as impaired.

The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2002 was $499,000. During the year ended December 31, 2002, new loans made to such related parties amounted to $160,000 and payments amounted to $285,000.


Loans totaling $1,150,000 were transferred from loans to other real estate owned during 2002. Loans totaling $92,000 were transferred from loans to other real estate owned during 2001.



NOTE  F  -  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at December 31, 2002 and 2001 follows:



                       (Dollars in thousands)


                            2002      2001
                          --------  --------
Land . . . . . . . . . .  $   738   $   738
Buildings. . . . . . . .    3,254     3,254
Equipment. . . . . . . .    2,119     1,918
                          --------  --------

                            6,111     5,910
Accumulated depreciation   (2,716)   (2,482)
                          --------  --------

Total. . . . . . . . . .  $ 3,395   $ 3,428
                          ========  ========

NOTE  G  -  DEPOSITS

Deposit account balances at December 31, 2002 and 2001, are summarized as follows:



                             (Dollars in thousands)

                                  2002     2001
                                --------  -------
Noninterest-bearing. . . . . .  $ 11,535  $10,943
Interest-bearing demand. . . .    16,168   16,615
Savings accounts . . . . . . .    17,862   16,757
Individual retirement accounts     7,189    6,339
Certificates of deposit. . . .    48,091   44,577
                                --------  -------

Total. . . . . . . . . . . . .  $100,845  $95,231
                                ========  =======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $14,429,000 and $12,056,000 at December 31, 2002 and 2001.

Certificates  maturing  in  years  ending  December 31, as of December 31, 2002:



(Dollars in thousands)


2003 . . .  $25,664
2004 . . .    9,512
2005 . . .    8,419
2006 . . .    1,510
After 2006    2,986
            -------

Total. . .  $48,091
            =======



The Bank held related party deposits of approximately $815,000 and $952,000 at December 31, 2002 and 2001, respectively.

Overdrawn demand deposits reclassified as loans totaled $25,000 and $9,000 at December 31, 2002 and 2001, respectively.



NOTE  H  -  BORROWED  FUNDS

Borrowed  funds  are  comprised  of  the  following  at  December  31:


                                                          (Dollars in thousands)

                                              Current
                                              Interest        BALANCE
                                              Rate        2002      2001
-------------------------------------------  ----------   --------------
Fixed rate advances, with monthly principal
  and interest payments due July 1, 2017. .       6.85%  $100      $115

Total advances. . . . . . . . . . . . . . .              $100      $115
                                                         ====      ====


Federal Home Loan Bank ("FHLB") advances are collateralized by all shares of FHLB stock owned by the Bank (totaling $481,000) and by 100% of the Bank's qualified mortgage loan portfolio (totaling approximately $27,687,000). Based on the carrying amount of "FHLB" stock owned by the Bank, total "FHLB" advances are limited to approximately $15,669,000.

The aggregate minimum future annual principal payments on FHLB advances are $14,000 in 2003, $12,000 in 2004, $11,000 in 2005, and $63,000 after 2005.

NOTE  I  -  FEDERAL  INCOME  TAXES

The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows:




                               (Dollars in thousands)


                                 2002    2001   2000
                                ------  -----  -----

Income tax expense
Current tax expense (benefit).  $(780)  $ 242  $ 239
Deferred tax expense (benefit)   (195)     27     81
                                ------  -----  -----

Total. . . . . . . . . . . . .  $(585)  $ 269  $ 320
                                ======  =====  =====



A reconciliation of the federal statutory tax rate to the Bancorp's effective tax rate for the years ended December 31, 2002, 2001, and 2000 is as follows:


                                     (Dollars in thousands)


                                      2002    2001    2000
                                     ------  ------  ------

Federal statutory income tax at 34%  $(570)  $ 293   $ 338
Tax exempt income . . . . . . . . .     (5)     (7)     (7)
Net operating loss carryforward . .    (19)    (19)    (19)
Non-deductible expenses . . . . . .      2       6       3
Other . . . . . . . . . . . . . . .      7      (4)      5
                                     ------  ------  ------

Total . . . . . . . . . . . . . . .  $(585)  $ 269   $ 320
                                     ======  ======  ======


The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:


                                         (Dollars in thousands)

                                               2002    2001
                                              ------  ------
Deferred tax assets:
 Allowance for loan losses . . . . . . . . .  $ 341   $ 190
 Net operating loss carryforward . . . . . .    266     309
 Nonaccrual loans. . . . . . . . . . . . . .     80      29
                                              ------  ------

                                                687     528

Deferred tax liabilities:
 Loan fees . . . . . . . . . . . . . . . . .    (10)    (10)
 Depreciation. . . . . . . . . . . . . . . .    (55)    (33)
 Investment securities . . . . . . . . . . .   (147)   (144)
 Other . . . . . . . . . . . . . . . . . . .    (29)    (44)
                                              ------  ------

                                               (241)   (231)

Valuation allowance for deferred tax assets.   (266)   (309)
                                              ------  ------

 Net deferred tax asset (liability). . . . .  $ 180   $ (12)
                                              ======  ======



In  accordance  with  Internal  Revenue  Code  Section  382,  utilization of the
Company's net operating loss carryforward is estimated to be limited to approximately $57,000 per year. The net operating loss carryforward expires in 2016.



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

Financial instruments whose contract amount represents credit risk were as follows:


                    (Dollars in thousands)


                         2002    2001
                        ------  ------
Home equity lines. . .  $2,245  $1,608
Credit card lines. . .   2,653   2,838
Other loan commitments   4,109   3,753
Letter of credit . . .     138     138
                        ------  ------

Total. . . . . . . . .  $9,145  $8,337
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

The Bank maintains several bank accounts at six banks. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at two of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $1,476,000.



NOTE  K  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES

The Bancorp periodically is subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bancorp.



NOTE  L  -  RESTRICTION  ON  DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2002, no retained earnings were available for the payment of dividends to the holding company without prior regulatory approval.

NOTE  M  -  EMPLOYEE  BENEFIT  PLANS

In 1994 the Profit Sharing Plan was changed to a discretionary Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account Plan which also includes a 401(k) plan. Under the new plan the Bank will match fifty cents for each dollar which the employee voluntarily contributes to the plan. This match by the Bank is limited to three percent of the employee's annual salary. The contributions made by the Bank for the years 2002, 2001 and 2000 were $23,000, $33,000, $30,000, respectively. Forty-six employees participated in the plan during 2002, forty-six in 2001, and thirty-eight employees participated in the plan during 2000.



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

The  following  table  sets  forth  the  computation  of  earnings  per  share:


                                    (Dollars in thousands, except per share data)

                                                 2002         2001        2000
                                              -----------  ----------  ----------
Numerator:
Net income (loss), earnings per share and
  earnings per share - assuming dilution . .  $   (1,090)  $      592  $      676

Denominator:
Weighted average shares outstanding,
  earnings per share and earnings per share-
  assuming dilution. . . . . . . . . . . . .   586,644.0    585,553.2   583,870.0

Earnings per share . . . . . . . . . . . . .  $    (1.86)  $     1.01  $     1.16
                                              ===========  ==========  ==========
Earnings per share - assuming dilution . . .  $    (1.86)  $     1.01  $     1.16
                                              ===========  ==========  ==========

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The  Bank's  actual  and  required  capital  amounts  and ratios are as follows:



                                               (Dollars in thousands)

                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                           For Capital      Prompt Corrective
                                           Actual                       Adequacy Purposes   Action Provisions
                                       --------------                  ------------------  ------------------
                                 Amount              Ratio               Amount        Ratio   Amount   Ratio
                           ------------------  ------------------  ------------------  ------  -------  ------
As of December 31, 2002:
Total Risk-Based Capital
(to Risk-Weighted Assets)  $ 9,538               12.3%  $            6,192               8.0%  $ 7,740   10.0%
Tier I Capital
(to Risk-Weighted Assets)    8,565               11.1                3,096               4.0     4,644    6.0
Tier I Capital
(to Average Assets) . . .    8,565                7.7                3,358               3.0     5,597    5.0

As of December 31, 2001:
Total Risk-Based Capital
(to Risk-Weighted Assets)  $10,636               14.0%  $            6,070               8.0%  $ 7,587   10.0%
Tier I Capital
(to Risk-Weighted Assets)    9,792               12.9                3,035               4.0     4,552    6.0
Tier I Capital
(to Average Assets) . . .    9,792                9.0                3,274               3.0     5,456    5.0


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



The estimated fair values of the Company's financial instruments at December 31, are as follows:




                                       (Dollars in thousands)


                                           2002      2001
                                        --------  ---------
                             Carrying.  Fair      Carrying  Fair
                             Amount. .  Value     Amount    Value
                            ---------  -------    --------- -----
Financial assets:
Cash and cash equivalents .  $ 15,765  $  15,765  $ 6,765  $ 6,765
Investments securities. . .    17,652     17,652   14,815   14,815
Loans . . . . . . . . . . .    72,512     71,569   81,182   81,083
Accrued interest receivable       671        671      788      788

Financial liabilities:
Deposits. . . . . . . . . .   100,845    101,833   95,231   93,929
Borrowed funds. . . . . . .       100        100      115      115
Accrued interest payable. .       190        190      256      256



NOTE  Q  -  PARENT  COMPANY  FINANCIAL  INFORMATION

Condensed financial information for Exchange Bancshares, Inc. (parent company only) follows:




                            CONDENSED BALANCE SHEETS
                                           (Dollars in thousands)
                                                At December 31,
                                                ---------------
                                                   2002    2001
                                                  ------   -----
Assets
Noninterest-bearing deposit with subsidiary bank  $   21  $    66
Interest-bearing deposit in subsidiary bank. . .     100      175
Investment in subsidiary bank. . . . . . . . . .   8,934   10,155
Deferred income taxes. . . . . . . . . . . . . .      72        0
Other assets . . . . . . . . . . . . . . . . . .     118      198
                                                  ------  -------

Total assets . . . . . . . . . . . . . . . . . .  $9,245  $10,594
                                                  ======  =======

Liabilities and Shareholders' Equity
Other liabilities. . . . . . . . . . . . . . . .  $   23  $   104
Shareholders' Equity . . . . . . . . . . . . . .   9,222   10,490
                                                  ------  -------

Total liabilities and shareholders' equity . . .  $9,245  $10,594
                                                  ======  =======




                            CONDENSED STATEMENTS OF INCOME
                                                            (Dollars in thousands)
                                                           Year ended December 31,
                                                           ------------------------
                                                                2002     2001   2000
                                                               --------  -----  -----
Income
Interest on deposits in subsidiary bank . . . . . . . . . . .  $     5   $  11  $   5
Dividends from subsidiary bank. . . . . . . . . . . . . . . .      329     400    300
                                                               --------  -----  -----
Total income. . . . . . . . . . . . . . . . . . . . . . . . .      334     411    305

Expenses
Salaries. . . . . . . . . . . . . . . . . . . . . . . . . . .       86      26     26
Severance . . . . . . . . . . . . . . . . . . . . . . . . . .       55       0      0
Accounting and consulting fees. . . . . . . . . . . . . . . .       61      34     29
Legal . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59       8     13
Director fees . . . . . . . . . . . . . . . . . . . . . . . .       48      13      9
Other expenses. . . . . . . . . . . . . . . . . . . . . . . .       43      27     43
                                                               --------  -----  -----
Total expenses. . . . . . . . . . . . . . . . . . . . . . . .      352     108    120
                                                               --------  -----  -----

Income (loss) before income taxes and equity in undistributed
 Earnings of subsidiary . . . . . . . . . . . . . . . . . . .      (18)    303    185
Income tax benefit. . . . . . . . . . . . . . . . . . . . . .      118      33     40
                                                               --------  -----  -----
Income before undistributed earnings of subsidiary. . . . . .      100     336    225
Equity in undistributed earnings of subsidiary. . . . . . . .   (1,190)    256    451
                                                               --------  -----  -----
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,090)  $ 592  $ 676
                                                               ========  =====  =====





                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       (Dollars in thousands)
                                                      Year ended December 31,
                                                      -----------------------
                                                        2002     2001    2000
                                                      --------  ------  ------
Cash Flows from Operating Activities
Net income (loss). . . . . . . . . . . . . . . . . .  $(1,090)  $ 592   $ 676
 Adjustments to reconcile net income to net cash
      flows provided by operating activities:

 Deferred income taxes . . . . . . . . . . . . . . .      (72)      0       0
 Change in other assets. . . . . . . . . . . . . . .       79    (155)    269
 Change in other liabilities . . . . . . . . . . . .      (81)    (25)   (146)
 Equity in undistributed earnings of subsidiary. . .    1,190    (256)   (451)
                                                      --------  ------  ------
Net cash provided by (used in) operating activities.       26     156     348

Cash Flows from Investing Activities
 Purchase of time deposit. . . . . . . . . . . . . .        0       0    (175)
 Maturity of time deposit. . . . . . . . . . . . . .       75       0       0
                                                      --------  ------  ------
Net cash provided by (used in) financing activities.       75       0    (175)

Cash Flows from Financing Activities
 Proceeds from sale of common stock. . . . . . . . .        0      22     131
 Cash dividends paid . . . . . . . . . . . . . . . .     (146)   (293)   (285)
                                                      --------  ------  ------

Net cash used in financing activities. . . . . . . .     (146)   (271)   (154)
                                                      --------  ------  ------

Net increase (decrease) in cash
and cash equivalents . . . . . . . . . . . . . . . .      (45)   (115)     19

Cash and cash equivalents
Beginning of year. . . . . . . . . . . . . . . . . .       66     181     162
                                                      --------  ------  ------
End of year. . . . . . . . . . . . . . . . . . . . .  $    21   $  66   $ 181
                                                      ========  ======  ======



                          INDEPENDENT AUDITOR'S REPORT




The  Board  of  Directors
Exchange  Bancshares,  Inc.
Luckey,  Ohio


     We have audited the consolidated balance sheets of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exchange Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




     /s/Dixon,  Francis,  Davis
&  Company


Granville,  Ohio
January  23,  2003



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                       PART  III
                                       ---------


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The information set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERSTHEREOF", "PROPOSAL - DIRECTORS" and "DIRECTORS AND EXECUTIVE OFFICERS" of the Definitive Proxy Statement of the Holding Company to be filed prior to April 10, 2003 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  10.  EXECUTIVE  COMPENSATION.

     The information set forth under the caption "COMPENSATION OF
DIRECTORS and EXECUTIVE OFFICERS" of the Proxy Statement of the Holding Company to be filed prior to April 10, 2003 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERSTHEREOF", "PROPOSAL - DIRECTORS" and "DIRECTORS AND EXECUTIVE OFFICERS" of the Proxy Statement of the Holding Company to be filed prior to April 10, 2003 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

            The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS " of the Proxy Statement of the Holding
Company to be filed prior to April 10, 2003 with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 13.  Exhibits and Reports on Form 8-K.
 -------------------------------------------

     (a)     Exhibits

          3(i)     The  Amended  and  Restated  Articles  of  Incorporation  of
                   Exchange  Bancshares,  Inc.
                   (Incorporated  by  reference.)
          3(ii)    Code  of  Regulations  of  Exchange  Bancshares,  Inc.
                   (Incorporated  by  reference.)
          10.1     Change of Control Agreement (Jeffery A. Robb Sr.)
          10.2     Change of Control Agreement(Thomas E. Funk)
          21       Subsidiaries
          99.1     Certification of Chief Executive Officer under Section 906 of the  Sarbanes-Oxley  Act  of  2002.
          99.2     Certification  of Chief Financial Officer under Section 906 of  the  Sarbanes-Oxley  Act  of  2002.
          99.3     Proxy  Statement  (Incorporated  by  reference.)
          99.4     Safe  Harbor  Under  the Private Securities Litigation Reform
                   Act  of  1995

     (b)     Report  on  Form  8-K

             The  Registrant  filed  the  following  reports  on  Form  8-K:

             Form 8-K filed December 4, 2002, appointment of Rod H. Gallagher as Executive Vice President, The Exchange Bank.

             Form 8-K filed January 3, 2003, containing December 24, 2002 Shareholder Letter.

ITEM 14.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to Bancorp required to be disclosed by Bancorp in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, Bancorp believes that there are adequate controls and procedures in place. There are no significant changes in the controls or other factors that could affect the controls after the date of evaluation.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE  BANCSHARES,  INC.                    EXCHANGE BANCSHARES,  INC.

/s/  Jeffery  A.  Robb  Sr.                    /s/  Thomas  E.  Funk
------------------------------------           -------------------------------
Jeffery  A.  Robb,  Sr.                        Thomas  E.  Funk
President,  and  Chief  Executive  Officer     Vice  President,  Chief
Principal  Executive  Officer                  Financial  Officer and  Treasurer
                                               Principal  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Marion  Layman                            /s/  Rolland  I.  Huss
-----------------------------------            --------------------------------
Marion  Layman,  Chairman                      Rolland  I.  Huss

March  31,  2003                               March  31,  2003
----------------                               ----------------
Date                                           Date
/s/  Jeffery  A.  Robb Sr.                     /s/Cecil  R.  Adkins
-----------------------------------            ---------------------------------
Jeffery  A.  Robb, Director, President & CEO   Cecil  R. Adkins, Director

March  31,  2003                               March  31,  2003
----------------                               ----------------
Date                                           Date

/s/Joseph  R.  Hirzel                          /s/DavidG.  Marsh
-----------------------------------            ---------------------------------
Joseph  R.  Hirzel,  Director                  David  G.  Marsh, Director
Secretary

March  31,  2003                               March  31,  2003
----------------                               ----------------
Date                                           Date

/s/Donald  P.  Gerke                          /s/Edmund  J.  Miller
-----------------------------------           ---------------------------------
Donald  P.  Gerke,  Director                  Edmund  J. Miller, Director

March  31,  2003                              March  31,  2003
----------------                              ----------------
Date                                          Date

/s/Norma  J.  Christen                        /s/Mark  S.  Derkin
-----------------------------------           ---------------------------------
Norma  J.  Christen,  Director                Mark  S.  Derkin,  Director


March  31,  2003                              March  31,  2003
----------------                              ----------------
Date                                          Date

/s/Thomas  E.  Funk
------------------------------------
Thomas  E.  Funk,  Vice  President,
Chief  Financial  Officer  and  Treasurer


March  31,  2003
----------------
Date

                                 CERTIFICATIONS
I,  Jeffery  A.  Robb,  Sr.,  certify  that:
1.  I  have  reviewed  this annual report on Form 10-KSB of Exchange Bancshares,
Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  28,  2003
/s/Jeffery  A.  Robb,  Sr.
Jeffery  A.  Robb,  Sr.
President  and  Chief  Executive  Office.















                                 CERTIFICATIONS
I,  Thomas  E.  Funk,  certify  that:
1.  I  have  reviewed  this annual report on Form 10-KSB of Exchange Bancshares,
Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  28,  2003
/s/Thomas  E.  Funk
Thomas  E.  Funk
Vice  President  and  Chief  Financial  Officer.



                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

     3(i) The Amended and Restated Articles of Incorporation Incorporated by reference to the Registrant's Quarterly Report on
                                  Form 10-QSB for the Quarter Ended
                                  June  30,  1995  ("June  30,  1995, 10-QSB"),
                                  Exhibit  3(i)

     3(ii) Code of Regulations Incorporated by reference to the May 1, 2002 Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 ("June 30, 2002, 10-QSB"), Exhibit 3(ii)

     10.1                         Change of Control Agreement with
                                  Jeffery A. Robb Sr..

     10.2                         Change of Control Agreement with
                                  Thomas E. Funk

     21 Subsidiaries of Exchange Incorporated by reference

     99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Proxy Statement Incorporated by reference to the definitive Proxy Statement of the Registrant for the 2003 Annual
                                  Meeting  of  Shareholders  of  Exchange
                                  Bancshares,  filed  with  the
                                  Securities  and  Exchange  Commission

     99.4                         Safe  Harbor  Under  the  Private
                                  Securities  Litigation  Reform
                                  Act  of  1995