Form 10-Q
period 2003-03-31
EXCHANGE BANCSHARES INC
filed 2003-05-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

The number of shares outstanding of the Registrant’s common stock, par value of $5.00 per share, was 586,644 as of April 30, 2003.  There were no preferred shares outstanding.

#

EXCHANGE BANCSHARES, INC.

FORM 10-QSB

INDEX

Page Number

PART I

FINANCIAL INFORMATION

Item. 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets -

 3

March 31, 2003, and December 31, 2002

Consolidated Statements of Income -

Three months ended March 31, 2003, and 2002

 4

Consolidated Statements of Changes in

Shareholders’ Equity -

Periods ended March 31, 2003, and December 31, 2002

 5

Consolidated Statements of Cash Flows -

Three months ended March 31, 2003, and 2002

 6

Notes to Consolidated Financial Statements

 7

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

11

Item 3.

Controls and Procedures

15

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 2.

Changes in Securities and Use of Proceeds

16

Item 3.

Defaults upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits and Reports on Form 8-K

16

Signatures

17

#

EXCHANGE BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	(unaudited)
	March 31,	December 31,
	2003	2002
ASSETS

Cash and due from banks	$ 2,972	$ 3,221
Interest-earning deposits in banks	26	29
Federal funds sold	13,863	12,515

Securities available-for-sale	17,700	17,652

Loans	68,903	72,512
Allowance for loan losses	(1,303)	(1,417)
Net loans	67,600	71,095

Premises and equipment	3,479	3,395
Foreclosed assets	1,200	1,150
Accrued interest receivable	653	671
Other assets	1,059	960
TOTAL ASSETS	$108,552	$110,688

LIABILITIES
Deposits:
Noninterest-bearing deposits	$ 11,498	$ 11,535
Interest-bearing deposits	87,025	89,310
Total deposits	98,523	100,845

Borrowed funds	99	100
Accrued interest payable	154	190
Other liabilities	474	331
TOTAL LIABILITIES	99,250	101,466

SHAREHOLDERS’ EQUITY
Preferred shares ($25.00 par value)
750 shares authorized, none issued	0	0
Common shares ($5.00 par value) 750,000 shares authorized,
586,644 shares issued in 2003 and 2002	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	1,058	932
Accumulated other comprehensive income	240	286
TOTAL SHAREHOLDERS’ EQUITY	9,302	9,222

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,552	$110,688

See accompanying notes.

#

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)	(unaudited)
	Three Months Ended
	March 31,	March 31,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$1,329	$1,639
Interest and dividends on securities	189	205
Interest on federal funds sold	32	10
Interest on deposits in banks	0	0
TOTAL INTEREST INCOME	1,550	1,854

INTEREST EXPENSE
Interest on deposits	553	739
Interest on borrowed funds	2	4
TOTAL INTEREST EXPENSE	555	743

NET INTEREST INCOME	995	1,111

Provision for loan losses	0	46
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	995	1,065

NON-INTEREST INCOME
Service charges on deposits	93	87
Secondary market loan fees	35	24
Fees on sales of annuities and mutual funds	22	49
Other income	19	20
TOTAL NON-INTEREST INCOME	169	180

NON-INTEREST EXPENSES
Salaries and employee benefits	506	518
Occupancy and equipment	151	146
Bank and ATM charges	31	31
Credit card	18	14
Data processing	45	41
Directors fees	21	20
Examination and accounting fees	33	30
State and other taxes	28	32
Postage and courier	23	30
Supplies and printing	19	33
Advertising	9	20
Legal	15	45
Telephone	27	20
Other expenses	56	56
TOTAL NON-INTEREST EXPENSES	982	1,036

INCOME BEFORE FEDERAL INCOME
TAX EXPENSE	182	209
Federal income tax expense	56	66
NET INCOME	$ 126	$ 143

EARNINGS PER SHARE:
Basic	$ 0.21	$ 0.24
Diluted	$ 0.21	$ 0.24
See accompanying notes.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY Periods ended March 31, 2003 and December 31, 2002
		(unaudited)
	Number of Shares	Amounts
(Dollars in thousands, except per share data)
					Accumulated
			Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Income

December 31, 2001	586,644	$2,933	$5,071	$ 2,168	$280

Net income (loss)				(1,090)		$(1,090)

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $3					6	6
Comprehensive income						$(1,084)

Cash dividends declared ($.25 per share)				(146)

December 31, 2002	586,644	2,933	5,071	932	286

Net income				126		$126

Other comprehensive income-
Change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $(24)					(46)	(46)
Comprehensive income						$ 80
March 31, 2003	586,644	$2,933	$5,071	$1,058	$240

See accompanying notes.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	(unaudited)
	Three Months Ended
	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 126	$ 143
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	0	46
Depreciation	65	60
Loss from sale of other real estate owned	1	0
Loss from sale of repossessed assets	3	0
Federal Home Loan Bank dividends	(5)	(5)
Investment securities amortization (accretion)	52	20
Changes in operating assets and liabilities:
Accrued interest receivable	18	12
Accrued interest payable	(36)	(76)
Other assets	(60)	(158)
Other liabilities	143	(50)
Net cash from operating activities	307	(8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,562)	(1,086)
Proceeds from maturities of available-for-sale securities	1,398	1,000
Net decrease in loans	3,338	398
Purchases of premises and equipment	(163)	(20)
Proceeds from sales of premises and equipment	14	0
Proceeds from sales of other real estate owned	76	0
Proceeds from sales of repossessed assets	11	0
Net cash from investing activities	3,112	292

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits	(37)	(894)
Net increase in interest-bearing demand and savings deposits	917	2,070
Net decrease in certificates of deposit	(3,202)	(2,738)
Payments on long-term Federal Home Loan Bank advances	(1)	(1)
Net cash from financing activities	(2,323)	(1,563)

Net increase (decrease) in cash and cash equivalents	1,096	(1,279)

Cash and cash equivalents at beginning of period	15,765	6,765

Cash and cash equivalents at end of period	$16,861	$ 5,486

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 591	$ 819
Cash paid for income taxes	0	104

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2003, and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.  The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles and general accounting practices within the financial services industry.  In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.  The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Recent Accounting Pronouncements

During the first quarter of 2003, there were no recent accounting pronouncements applicable to the Company.

NOTE 2.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

March 31, 2003

December 31, 2002

Loans secured by real estate:

Construction

$   1,456

  2.11%

$   2,258

    3.12%

Residential mortgages

   26,325

38.20%

   27,687

  38.18%

Non-residential mortgages

   26,161

37.97%

   26,704

  36.83%

Commercial and industrial loans

     3,320

  4.82%

     3,402

    4.69%

Consumer and credit card loans

   10,562

15.33%

   11,358

  15.66%

Agricultural loans

     1,079

    1.57%

     1,103

    1.52%

Total Loans

$ 68,903

100.00%

$ 72,512

100.00%

Activity in the allowance for loan losses is summarized as follows:

Three Months Ended March 31, 2003		Year Ended December 31, 2002	Three Months Ended March 31, 2002
Balance at beginning of period	$ 1,417	$ 844	$ 844
Provision for loan losses	0	2,019	46
Loans charged-off	(238)	(1,558)	(158)
Recoveries	124	112	15
Balance at end of period	$ 1,303	$ 1,417	$ 747

NOTE 3.

BORROWED FUNDS

The outstanding balance of borrowed funds was $99 at March 31, 2003 as compared to $100 at  December 31, 2002.  At March 31, 2003, borrowed funds consisted of one long-term advance for $99 from the Federal Home Loan Bank of Cincinnati (“FHLB”).  The FHLB long-term advance has a fixed rate of 6.85% and a monthly principal and interest repayment schedule.  At December 31, 2002, borrowed funds consisted of one long-term advance from the FHLB.  The advance is collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loan portfolio.  The future annual principal payments on the FHLB advance are $14 in 2003, $12 in 2004, $11 in 2005, $10 in 2006 and $52 after 2006.

NOTE 4.

REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2003.

					Categorized as “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital	$ 9,614	13.46%	$ 5,715	8.00%	$ 7,144	10.00%
(to Risk-Weighted Assets)
Tier I Capital	$ 8,716	12.20%	$ 2,857	4.00%	$ 4,286	6.00%
(to Risk-Weighted Assets)
Tier I Capital – Leverage	$ 8,716	8.13%	$ 2,143	3.00%	$ 3,572	5.00%
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

	Three Months Ended
	March 31,	March 31,
	2003	2002
Numerator
Net income (basic and diluted)	$126	$143

Denominator
Weighted-average common
shares outstanding (basic)	586,644	586,644

Dilutive effect of potential
common shares issuable	0	0

Weighted-average common
shares outstanding (diluted)	586,644	586,644

Earnings Per Common Share
Basic	$0.21	$0.24
Diluted	$0.21	$0.24

NOTE 6.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

At March 31, 2003, the Company had commitments to originate or fund loans totaling $8,695, and no commitments to purchase or sell loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Forward-Looking Statements

This report contains certain “forward-looking statements”.  Exchange Bancshares, Inc. (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the Company‘s market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments, and changes in federal and state regulations.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Changes in Financial Condition

Balance Sheet

At March 31, 2003, the consolidated assets of the Company totaled $108,552, a decrease of $2,136 or 1.93% from $110,688 at December 31, 2002. The decrease was primarily due to a decrease of $3,609 in loans, partially offset by an increase of $1,348 in federal funds sold.  Also during the first quarter of 2003, deposits decreased by $2,322 to $98,523 from $100,845 at December 31, 2002.

The increase in federal funds sold was primarily due to repayments and payoffs of loans being greater than the outflow of deposits.

Cash and due from banks and securities available-for-sale remained level during the first quarter of 2003.

Loans decreased $3,609 or 4.98% to $68,903 at March 31, 2003 compared to $72,512 at December 31, 2002.  The decrease was primarily due to decreases in all categories of real estate loans and consumer loans.  The decrease in residential real estate loans was primarily due to customers refinancing their real estate loans through the secondary mortgage market as a result of the current low interest rate environment.  Construction loans, commercial real estate and consumer loans decreased due to repayments and payoffs.  Agricultural and commercial loans remained relatively constant with the new loan demand equaling loan repayments.

Other real estate owned increased slightly during the first quarter of 2003.  One residential real estate property at $78 was sold for $77 and the Bank foreclosed on a commercial real estate property for $127.

Total deposits decreased $2,322 during the three months ended March 31, 2003.  Total deposits decreased primarily due to a decrease of $3,201 in time deposits, partially offset by an increase of $916 in interest-bearing demand and savings deposits.  The decrease in time deposits was primarily due to high-rate time deposits maturing and being used for personal reasons or reinvested at other financial service companies.

Borrowed funds decreased $1 to $99 at March 31, 2003 as compared to $100 at December 31, 2002.  The decrease was due to the repayment of principal and interest on a long-term advance from the Federal Home Loan Bank of Cincinnati.

Total shareholders’ equity increased $80 from $9,222 at December 31, 2002 to $9,302 at March 31, 2003.  The increase was due to net income of $126 for the three months ended March 31, 2003, partially offset by a decrease of $46 in accumulated comprehensive income (unrealized losses on securities available-for-sale).

Non-performing Assets

Non-performing assets are defined as loans accounted for on a non-accrual basis, renegotiated troubled debt, accruing loans that are contractually past due 90 days or more as to principal and/or interest payments, and other real estate obtained through loan foreclosure.  The aggregate amounts of non-performing assets and selected ratios on the dates indicated are presented in the following table.

March 31,

December 31,

March 31,

   2003

       2002

    2002

Non-accrual loans

$1,512

$1,351

 $   964

Restructured loans

11

11

13

Loans 90 days or more past

   due and still accruing

  1,747

     753

      768

Total non-performing loans

  3,270

2,115

1,745

Other real estate owned

  1,200

  1,150

      92

Total non-performing assets

$4,470

$3,265

 $1,837

Non-performing loans to

   total loans

4.75%

2.92%

2.48%

Non-performing assets to

   total loans plus other

   real estate owned

6.38%

4.43%

3.47%

The increase in non-performing assets is attributable primarily to the current economic conditions, one large well-secured commercial real estate property in loans 90 days or more past due and one large well-secured residential real estate property in other real estate owned.  The Company anticipates receiving in the second quarter of 2003, payment in full (approximately $1,050 in principal and accrued interest) on the large well-secured commercial real estate property in loans 90 days or more past due.  Also, the Company anticipates recording a gain on the sale of the $127 commercial real estate property currently held as other real estate owned.  This sale is expected to consummate during the second quarter of 2003.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “Watch” loans.  The “Watch” loans are graded for asset quality by either the senior loan officer and/or the internal/external loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at March 31, 2003.

Liquidity and Capital Resources

The Exchange Bank’s (the “Bank”) liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities.  Principal sources of funds are deposits, loan repayments, maturities of securities and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program.  In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks.  Although the amount on deposit at such banks often exceeds the $100,000 limit covered by Federal Deposit Insurance Corporation (FDIC) insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

The Asset/Liability Management Committee of the Bank is responsible for liquidity management.  This committee, which is comprised of various managers and three outside director, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.  The Bank’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms.  The Bank’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income.  The Committee monitors the Bank’s liquidity needs on an ongoing basis.  Currently the Bank has several sources available for both short-term and long-term liquidity needs.  These include, but are not restricted to advances from the FHLB, federal funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

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

Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulation).   As of March 31, 2003, the Bank meets all of the capital adequacy requirements to which it is subject and the Bank is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

Net income for the three months ended March 31, 2003 was $126, a decrease of $17 or 11.89% from $143 for the three months ended March 31, 2002.  Basic earnings per common share for the first quarter of 2003 were $0.21, down 12.50% from $0.24 for the same period in 2002.  The decrease was primarily due to decreases of $116 in net interest income and $11 in non-interest income, partially offset by decreases of $46 in the provision for loan losses, $54 in non-interest expenses and $10 in income taxes.  For the three months ended March 31, 2003, return on average equity (ROE) and return on average assets (ROA) were 5.51% and 0.47%, respectively, compared to 5.50% and 0.55%, respectively, in 2002.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets increased 1.72% from the first quarter last year while average interest-bearing liabilities increased 4.39%.  The Company’s net interest margin for the three months ended March 31, 2003 was 4.04%, a decrease of 54 basis points (100 basis points equals 1.00%) under 4.58% from the same period last year.  The decrease in net interest margin was primarily due to the volume of interest-earning assets increasing less than the volume of interest-bearing liabilities, partially offset by the rates on interest-bearing liabilities decreasing more than rates on interest-earning assets.  For the three months ended March 31, 2003, the yield on interest-earning assets was 6.29% compared to 7.65% for the same period last year and the cost of interest-bearing liabilities for the first quarter of 2003 was 2.57% compared to 3.60% for the same period last year.  Interest income for the three months ended March 31, 2003 was $1,550, a decrease of $304 compared to the same period for 2002.  The decrease in interest income was due to decreases of $180 caused by lower interest rates and $124 caused by lower average balances of interest-earning assets.  Interest expense for the three months ended March 31, 2003 was $555, a decrease of $188 compared to the same period for 2002.  The decrease in interest expense was due to a decrease of $228 caused by lower interest rates, partially offset by an increase of $40 due to higher average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $116 for the three months ended March 31, 2003 as compared to the same period for 2002.

Provision for Loan Losses

In 2002, management established a revised methodology for evaluating the adequacy of the allowance for loan losses.  Specific allocations are assigned to those credits classified as being either impaired or problem credits.  General allocations are assigned to other credits based upon historical loan loss ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and anticipated loan growth.  Management believes the revised methodology will maintain the allowance at an adequate level.  Using the revised methodology to evaluate the allowance for loan losses for the first quarter of 2003, the Company did not make a provision for loan loss as of March 31, 2003.  For the same period in 2002, the Company made a $46 provision for loan losses.  Net charge-offs were $114 or 0.64% (annualized) of average loans for the three months ended March 31, 2003, compared to net charge-offs of $143 or 0.71% (annualized) for the same period in 2002.  Recoveries for the first quarter of 2003 increased due to the improved collection efforts on charged-off loans.  Under current economic conditions, the Company expects net charge-offs to be lower for 2003 as compared to 2002.

March 31,

December 31,

March 31,

   2003

     2002

    2002

Allowance for loan losses

   as a percentage of loans

  1.89%

  1.95%

  0.93%

Allowance for loan losses

   as a percentage of

   non-performing loans

39.85%

67.00%

42.81%

Non-interest Income

Non-interest income decreased $11 or 6.11% to $169 for the three months ended March 31, 2003, from $180 for the three months ended March 31, 2002.  Service charges on deposit accounts increased $6 or 6.90% and secondary market loan fees increased $11 or 45.83%.  The increase in secondary market loan fees was due to higher volumes of residential real estate loans being refinanced through the secondary mortgage market during the current low interest rate environment.  Fees on sales of annuities and mutual funds decreased $27 or 55.10% to $22 for the three months ended March 31, 2003 as compared to $49 for the same period in 2002.  The decrease in fees on sales of annuities and mutual funds was primarily due to the lower volume of sales.

Non-interest Expense

Non-interest expense decreased $54 or 5.21% to $982 for the three months ended March 31, 2003, from $1,036 for the same period in 2002.  The decrease in non-interest expense was primarily due to decreases of $12 or 2.32% in salaries and employee benefits, $14 or 42.42% in supplies and printing, $11 or 55.00% in advertising and $30 or 66.67% in legal fees, partially offset by an increase of $7 or 35.00% in telephone expenses.  The decrease in salaries and employee benefits was due to management and staffing changes in an effort to increase operating efficiencies within the Bank.  The decreases in supplies and printing and advertising were due to the efforts of management to control costs by diligently reviewing all invoices before approving payment.  The decrease in legal fees was primarily due to increased collection efforts by the Bank’s collection department and the reimbursement of certain legal costs by past due loan customers.

Income Taxes

The provision for income taxes for the three months ended March 31, 2003 decreased $10 to $56 from $66 for the same period in 2002.  The effective tax rate for the first quarter of 2003 was 30.77% compared to 31.58% for the same period in 2002.  The decrease in income taxes is primarily a result of lower taxable income for the first quarter of 2003 as compared to the first quarter of 2002.

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

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 -

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 -

OTHER INFORMATION

Not Applicable

ITEM 6 -

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 99.1:  Certification of Chief Executive Officer.

Exhibit 99.2:  Certification of Chief Financial Officer.

Exhibit 99.3:  Certification Pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

Form 8-K filed January 3, 2003 containing:

Letter to shareholders regarding

dividends paid in 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EXCHANGE BANCSHARES, INC.

May 14, 2003

/s/ Jeffery A. Robb, Sr.

Date

Jeffery A. Robb, Sr.

President and Chief Executive Officer

May 14, 2003

/s/ Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer