Form 10QSB
period 2003-06-30
EXCHANGE BANCSHARES INC
filed 2003-08-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

   No

The number of shares outstanding of the Registrant’s common stock, par value of $5.00 per share, was 586,644 as of July 31, 2003.  There were no preferred shares outstanding.

Transitional Small Business disclosure format (check one)  Yes ____   No  X

EXCHANGE BANCSHARES, INC.

FORM 10-QSB

INDEX

Page Number

PART I

FINANCIAL INFORMATION

Item. 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets –

June 30, 2003, and December 31, 2002

 3

Consolidated Statements of Income –

      Three months ended June 30, 2003 and 2002, and

six months ended June 30, 2003 and 2002

 4

Consolidated Statements of Changes in

Shareholders’ Equity –

Periods ended June 30, 2003 and December 31, 2002

 5

Consolidated Statements of Cash Flows –

Six months ended June 30, 2003 and 2002

 6

Notes to Consolidated Financial Statements

 7

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

11

Item 3.

Controls and Procedures

17

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Changes in Securities and Use of Proceeds

17

Item 3.

Defaults upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits and Reports on Form 8-K

19

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

EXCHANGE BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)
	June 30,	December 31,
	2003	2002
ASSETS

Cash and due from banks	$ 3,546	$ 3,221
Interest-earning deposits in banks	14	29
Federal funds sold	7,053	12,515
Total cash and cash equivalents	10,613	15,765

Securities available-for-sale	23,888	17,652

Loans	67,735	72,512
Allowance for loan losses	(1,290)	(1,417)
Net loans	66,445	71,095

Premises and equipment, net	3,504	3,395
Other real estate owned	644	1,150
Accrued interest receivable	649	671
Other assets	833	960
TOTAL ASSETS	$ 106,576 =======	$110,688 =======

LIABILITIES
Deposits:
Noninterest-bearing	$ 11,349	$ 11,535
Interest-bearing	85,168	89,310
Total deposits	96,517	100,845

Borrowed funds	88	100
Accrued interest payable	142	190
Other liabilities	503	331
TOTAL LIABILITIES	97,250	101,466

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value)
750 shares authorized, none issued	0	0
Common shares ($5.00 par value) 750,000 shares authorized,
586,644 shares issued and outstanding	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	1,039	932
Accumulated other comprehensive income	283	286
TOTAL SHAREHOLDERS’ EQUITY	9,326	9,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$106,576 =======	$110,688 =======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$1,245	$1,637	$2,574	$3,276
Interest and dividends on securities	183	210	372	415
Interest on federal funds sold	40	6	72	16
TOTAL INTEREST INCOME	1,468	1,853	3,018	3,707

INTEREST EXPENSE
Interest on deposits	511	682	1,064	1,421
Interest on borrowed funds	1	6	3	10
TOTAL INTEREST EXPENSE	512	688	1,067	1,431

NET INTEREST INCOME	956	1,165	1,951	2,276

Provision for loan losses	0	169	0	215
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	956	996	1,951	2,061

NON-INTEREST INCOME
Service charges on deposits	96	97	189	184
Secondary market loan fees	37	25	72	49
Fees on sales of annuities and mutual funds	3	23	25	72
Other income	64	15	83	35
TOTAL NON-INTEREST INCOME	200	160	369	340

NON-INTEREST EXPENSES
Salaries and employee benefits	484	556	990	1,074
Occupancy and equipment	140	142	291	288
Bank and ATM charges	30	32	61	63
Credit card	15	16	33	30
Data processing	42	38	87	79
Directors fees	40	24	61	44
Examination and accounting fees	49	59	82	89
State and other taxes	29	31	57	63
Postage and courier	34	30	57	60
Supplies and printing	21	36	40	69
Advertising	12	34	21	54
Legal	40	43	55	88
Telephone	21	20	48	40
Other expenses	63	48	119	104
TOTAL NON-INTEREST EXPENSES	1,020	1,109	2,002	2,145

Income before federal income tax expense	136	47	318	256
Federal income tax expense	38	9	94	75

NET INCOME	$ 98 =====	$ 38 ====	$ 224 =====	$ 181 =====

EARNINGS PER SHARE (Basic and diluted)	$ 0.17 =====	$ 0.06 ====	$ 0.38 =====	$ 0.31 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Periods ended June 30, 2003 and December 31, 2002

		Amounts
(Dollars in thousands, except share data)
	Number of Shares				Accumulated
			Additional		Other
	Common	Common	paid-in	Retained	Comprehensive	Comprehensive
	Stock	stock	Capital	Earnings	Income	Income

December 31, 2001	586,644	$2,933	$5,071	$ 2,168	$280

Net income (loss)				(1,090)		$(1,090)

Other comprehensive income -
change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $3					6	6
Comprehensive income (loss)						$(1,084) ======

Cash dividends ($.25 per share)				(146)

December 31, 2002	586,644	2,933	5,071	932	286

Net income				224		$ 224

Other comprehensive income -
change in unrealized gain (loss)
on securities available-for-sale,
net of tax of $(1)					(3)	(3)
Comprehensive income						$ 221 ======

Cash dividends ($.20 per share)				(117)

June 30, 2003	586,644 ======	$2,933 =====	$5,071 =====	$1,039 =====	$283 ===

See accompanying notes to consolidated financial statements.

. EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Six Months Ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 224	$ 181
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	0	215
Depreciation	129	119
Net gain on sales of other real estate owned	(38)	0
Federal Home Loan Bank dividends	(10)	(10)
Securities available-for-sale amortization (accretion), net	114	44
Changes in operating assets and liabilities:
Accrued interest receivable	22	(33)
Accrued interest payable	(48)	(93)
Other assets	158	(293)
Other liabilities	55	(22)
Net cash from operating activities	606	108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(9,716)	(2,111)
Proceeds from maturities of available-for-sale securities	3,372	1,500
Net decrease (increase) in loans	4,098	(1,280)
Purchases of premises and equipment	(252)	(75)
Proceeds from sales of premises and equipment	14	0
Proceeds from sales of other real estate owned	1,066	0
Net cash from investing activities	(1,418)	(1,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits	(186)	(722)
Net (decrease) increase in interest-bearing demand and savings deposits	(82)	828
Net decrease in certificates of deposit	(4,060)	(2,633)
Net increase in short-term borrowings	0	2,500
Payments on long-term Federal Home Loan Bank advances	(12)	(13)
Dividends paid	0	(117)
Net cash from financing activities	(4,340)	(157)

Net decrease in cash and cash equivalents	(5,152)	(2,015)

Cash and cash equivalents at beginning of period	15,765	6,765

Cash and cash equivalents at end of period	$10,613 ======	$ 4,750 ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 1,115	$ 1,524
Cash paid for income taxes	48	253
Loans transferred to other real estate owned	522	0

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(Dollars in thousands, except share data)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Exchange Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, The Exchange Bank, (the “Bank”).  The Bank generates commercial, mortgage, consumer and agricultural loans, and receives deposits from its retail and commercial customers.  The Bank operates under a state bank charter and provides banking services through its five offices located in Wood and Lucas Counties, Ohio.  The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2003, and December 31, 2002, and the results of operations for the three-months and six-months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.  The consolidated financial information presented herein has been prepared in accordance with GAAP and general accounting practices within the financial services industry.  In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.  The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany transactions and accounts have been eliminated in consolidation.  Certain amounts in the prior period’s financial statements have been reclassified to be consistent with the current period’s presentation.  The reclassifications had no effect on net income.

NOTE 2.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

June 30, 2003

December 31, 2002

Loans secured by real estate:

Construction

$

1,267

1.9%

$

2,258

3.1%

Residential mortgages

27,602

40.8%

27,687

38.2%

Non-residential mortgages

24,686

36.4%

26,704

36.8%

Commercial and industrial loans

3,395

5.0%

3,402

4.7%

Consumer and credit card loans

9,872

14.6%

11,358

15.7%

Agricultural loans

913

1.3%

1,103

1.5%

Total Loans

$

67,735

100.0%

$

72,512

100.0%

=====

=====

=====

=====

Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002	Six Months Ended June 30, 2002
Balance at beginning of period	$ 1,417	$ 844	$ 844
Provision for loan losses	0	2,019	215
Loans charged-off	(292)	(1,558)	(272)
Recoveries	165	112	38
Balance at end of period	$ 1,290	$ 1,417	$ 825

NOTE 3.

BORROWED FUNDS

The outstanding balance of borrowed funds was $88 at June 30, 2003 as compared to $100 at December 31, 2002.  At June 30, 2003, borrowed funds consisted of one long-term advance for $88 from the Federal Home Loan Bank of Cincinnati (“FHLB”) with a fixed rate of 6.85% and a monthly principal and interest repayment schedule.  The advance is collateralized by all shares of FHLB stock owned by the Bank and by the Bank’s qualified mortgage loan portfolio.

NOTE 4.

REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2003.

				Categorized as “Well
				Capitalized” Under
			For Capital	Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital	$ 9,709	14.06%	$ 5,525	8.00%	$ 6,907	10.00%
(to Risk-Weighted Assets)

Tier I Capital	8,704	12.60	2,763	4.00	4,144	6.00
(to Risk-Weighted Assets)

Tier I Capital – Leverage	8,704	8.09	3,229	3.00	5,382	5.00
(to Average Assets)

NOTE 5.

EARNINGS PER SHARE

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable.  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator Net income	$ 98	$ 38	$ 224	$ 181

Denominator
Weighted-average common shares outstanding (basic)	586,644	586,644	586,644	586,644
Dilutive effect of potential common shares issuable	0	0	0	0
Weighted-average common shares outstanding (diluted)	586,644 ======	586,644 ======	586,644 ======	586,644 ======

Earnings Per Common Share Basic	$ 0.17 ======	$ 0.06 =====	$ 0.38 =====	$ 0.31 =====
Diluted	0.17 ====	0.06 ===	0.38 ===	0.31 ===

NOTE 6.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

At June 30, 2003, the Company had commitments to originate or fund loans totaling $9,393, and no commitments to purchase or sell loans.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

Forward-Looking Statements

This report contains certain “forward-looking statements.”  Exchange Bancshares, Inc. (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the Company‘s market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments and changes in federal and state regulations.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Future Accounting Standards

The Company does not believe the adoption of any recently-issued pronouncements of the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.

Changes in Financial Condition

Balance Sheet

At June 30, 2003, the consolidated assets of the Company totaled $106,576, a decrease of $4,112 or 3.7% from $110,688 at December 31, 2002.  The decrease was primarily due to decreases of $4,777 in loans and $5,462 in federal funds sold, partially offset by an increase of $6,236 in securities available-for-sale.  Also during the six months ended June 30, 2003, deposits decreased $4,328 to $96,517 from $100,845 at December 31, 2002.

The decrease in federal funds sold was primarily due to the purchase of $8,154 of securities available-for-sale during the second quarter of 2003.

Securities available-for-sale increased $6,236 or 35.3% from $17,652 at December 31, 2002, to $23,888 at June 30, 2003.  The increase was primarily due to increases in U.S. Treasury and U.S. government agency securities.  For the six months ended June 30, 2003, the yield on the securities portfolio was 4.05% compared to 5.61% for the same six-month period in 2002.  The decline in yield was due to funds from federal funds sold and proceeds of matured securities being reinvested in securities at lower rates.

Loans decreased $4,777 or 6.6% to $67,735 at June 30, 2003, compared to $72,512 at December 31, 2002.  The decrease was primarily due to decreases in non-residential real estate loans, construction loans and consumer and credit card loans resulting from repayments and payoffs.  Included in the repayments and payoffs was the payoff of one large, $1,046 well-secured commercial real estate property.  Residential real estate, commercial and agricultural loans remained relatively constant with the new loan demand equaling repayments.

Other real estate owned decreased from $1,150 at December 31, 2002, to $644 at June 30, 2003.  One residential real estate property carried at $823 was sold for $850 and one commercial real estate property foreclosed during the first quarter of 2003 carried at $127 was sold for $140.  The Company foreclosed on a commercial real estate property carried at $394.

Total deposits decreased $4,328 during the six months ended June 30, 2003.  Total deposits decreased primarily due to decreases of $4,069 in time deposits and $552 in interest-bearing demand, partially offset by an increase of $469 in savings deposits.  The decrease in time deposits was primarily due to runoff of high-rate deposits which matured and were used for personal reasons or reinvested elsewhere.

Borrowed funds decreased $12 to $88 at June 30, 2003 as compared to $100 at December 31, 2002 due to the repayment of principal on a long-term advance from the Federal Home Loan Bank of Cincinnati (“FHLB”).

Total shareholders’ equity increased $104 from $9,222 at December 31, 2002, to $9,326 at June 30, 2003.  The increase was due to net income of $224 for the six months ended June 30, 2003, partially offset by the declaration of $117 in cash dividends and a decrease of $3 in accumulated comprehensive income (unrealized gains on securities available-for-sale).

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

June 30,

December 31,

June 30,

2003

2002

2002

Non-accrual loans

$1,169

$1,351

$1,434

Restructured loans

10

11

13

Loans 90 days or more past

   due and not on non-accrual

588

753

1,111

Total non-performing loans

1,767

2,115

2,558

Other real estate owned

644

1,150

92

Total non-performing assets

$2,411

$3,265

$2,650

=====

=====

=====

Non-performing loans to

   total loans

2.61%

2.92%

3.11%

Non-performing assets to

   total loans plus other

   real estate owned

3.53%

4.43%

3.22%

The decrease in non-performing loans for the six month period ended June 30, 2003 primarily resulted from a $182 decrease in non-accrual loans and a $165 decrease in loans 90 days or more past due and not on non-accrual.  Within this particular category, the Bank received payment in full during the second quarter of 2003, of a $1,046 well-secured commercial real estate loan which had become more than 90 days past due during the first quarter of 2003.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “Watch” loans.  The “Watch” loans are graded for asset quality by either the senior loan officer and/or the external loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of

Directors in determining the adequacy of the allowance for loan losses on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at June 30, 2003.

Liquidity and Capital Resources

The Exchange Bank’s (“Bank”) liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities.  Principal sources of funds are deposits, loan repayments, maturity of securities and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program.  In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks.  Although the amount on deposit at such banks often exceeds the $100,000 limit covered by Federal Deposit Insurance Corporation (“FDIC”) insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

The Asset/Liability/Investment Management Committee (“Committee”) of the Bank is responsible for liquidity management.  The Committee, which is comprised of various managers and three directors, has an Asset/Liability/Investment Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.  The Bank’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms.  The Bank’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income.  The Committee monitors the Bank’s liquidity needs on an ongoing basis.  Currently the Bank has several sources available for both short-term and long-term liquidity needs.  These include, but are not restricted to, advances from the FHLB, federal funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

The Bank is subject to various regulatory capital requirements, which are administered by its primary federal regulator, the Federal Reserve Bank (“FRB”).  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios:  total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulations).  As of June 30, 2003, the Bank met all capital adequacy requirements to which it is subject and is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

Net income for the three months ended June 30, 2003 was $98, an increase of $60 from $38 for the three months ended June 30, 2002.  Basic earnings per common share for the second quarter of 2003 was $0.17 compared to $0.06 for the same period in 2002.  The increase was due to a decrease of $169 in the provision for loan losses, a reduction of $89 in non-interest expenses and an increase of $40 in non-interest income, partially offset by a decrease of $209 in net interest income and an increase of $29 in income tax expense.  For the three months ended June 30, 2003, return on average equity (ROE) and return on average assets (ROA) were 4.21% and 0.36%, respectively, compared to 1.44% and 0.15%, for the same three-month period in 2002.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets increased 2.0% from the second quarter last year while average interest-bearing liabilities increased 3.7%.  The Company’s net interest margin for the three months ended June 30, 2003 was 3.84%, a decrease of 92 basis points (100 basis points equals 1.00%) from 4.76% for the same period last year.  The decrease in net interest margin was primarily due to the decrease in volume of higher yielding loans and the increase in volume of lower yielding federal funds sold and securities, while the volume of interest-bearing liabilities increased.

For the three months ended June 30, 2003, the yield on interest-earning assets was 5.89% compared to 7.58% for the same period in 2002 and the cost of interest-bearing liabilities for the second quarter of 2003 was 2.37% compared to 3.30% for the same period last year.  Interest income for the three months ended June 30, 2003 was $1,468, a decrease of $385 compared to the same period for 2002.  The decrease in interest income was due to decreases of $202 caused by lower interest rates and $183 caused by the change in mix of average balances of interest-earning assets.  Interest expense for the three months ended June 30, 2003 was $512, a decrease of $176 compared to the same period for 2002.  The decrease in interest expense was due to a decrease of $208 caused by lower interest rates, partially offset by an increase of $32 caused by higher average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $209 for the three months ended June 30, 2003 as compared to the same period for 2002.

Provision for Loan Losses

In 2002, management established a revised methodology for evaluating the adequacy of the allowance for loan losses.  Specific allocations are assigned to those credits classified as being either impaired or problem credits.  General allocations are assigned to other credits based upon historical loan loss ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and anticipated loan growth.  Management believes the revised methodology will maintain the allowance at an adequate level.  Using the revised methodology to evaluate the allowance for loan losses as of June 30, 2003, along with the reductions of non-performing loans and resulting shrinkage of the loan portfolio, the Company did not make a provision for loan losses for the second quarter of 2003.  For the same period in 2002, the Company made a $169 provision for loan losses.  Net charge-offs were $13 or

0.08% (annualized) of average loans for the three months ended June 30, 2003, compared to net charge-offs of $91 or 0.45% (annualized) for the same period in 2002.  Under current economic conditions, the Company expects net charge-offs to be lower for 2003 as compared to 2002.

June 30,

December 31,

June 30,

2003

2002

2001

Allowance for loan losses

   as a percentage of loans

1.90%

1.95%

1.00%

Allowance for loan losses

   as a percentage of

   non-performing loans

73.01

67.00

32.25

Non-Interest Income

Non-interest income increased $40 or 25.0% to $200 for the three months ended June 30, 2003, from $160 for the three months ended June 30, 2002.  Service charges on deposit accounts remained level, secondary market loan fees increased $12 or 48.0% and other income increased $49 or 326.7%, while fees on sales of annuities and mutual funds decreased $20 or 87.0%.  Secondary market loan fees increased due to higher volumes of residential real estate loans being refinanced through the secondary mortgage market and other income increased primarily due to gains on the sale of two properties from other real estate owned.  Fees on the sales of annuities and mutual funds decreased due to the termination of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  The Company has no plans to replace the agreement at this time.

Non-Interest Expense

Non-interest expense decreased $89 or 8.0% to $1,020 for the three months ended June 30, 2003, from $1,109 for the same period in 2002.  The decrease in non-interest expense was primarily due to decreases of $72 or 12.9% in salaries and employee benefits,  $15 or 41.7% in supplies and printing and $22 or 64.7% in advertising, partially offset by an increase of $16 or 66.7% in director fees.  The decrease in salaries and employee benefits was due to management and staffing changes in an effort to increase operating efficiencies within the Bank.  The decrease in supplies and printing and advertising were due to efforts of management to control costs by diligently reviewing all areas of operations, and contracts with vendors for reductions in expense.  The increase in director and committee fees was due to an increase in the oversight and monitoring of the loan portfolio by the directors.

Income Taxes

The provision for income taxes for the three months ended June 30, 2003 increased $29 to $38 from $9 for the same period in 2002.  The effective tax rate for the second quarter of 2003 was 27.9% compared to 19.1% for the same period in 2002.  The increase in the provision for income taxes is primarily the result of higher taxable income for the second quarter of 2003 as compared to the same quarter of 2002.

Comparison of Six Months Ended June 30, 2003 and 2002

Net income for the six months ended June 30, 2003 was $224, an increase of $43 or 23.8% from $181 for the six months ended June 30, 2002.  Basic earnings per common share for the six months ended June 30, 2003 was $0.38 compared to $0.31 for the same period in 2002.  The increase was due to a decrease of $215 in the provision for loan losses, a reduction of $143 in non-interest expenses and an increase of $29 in non-interest income, partially offset by a decrease of $325 in net interest income and an increase of $19 in income tax expense.  For the six months ended June 30, 2003, ROE and ROA were 4.85% and 0.42%, respectively, compared to 3.46% and 0.35%, for the same six-month period in 2002.

Net Interest Income

For the six months ended June 30, 2003, average interest-earning assets increased 1.9% from the six months ended June 30, 2002, while average interest-bearing liabilities increased 4.0%.  The Company’s net interest margin for the six months ended June 30, 2003 was 3.94%, a decrease of 73 basis points from 4.67% for the same six-month period in 2002.  The decrease in net interest margin was primarily due to the decrease in volume of higher yielding loans and the increase in volume of lower yielding federal funds sold and securities, while the volume of interest-bearing liabilities increased.  For the six months ended June 30, 2003, the yield on interest-earning assets was 6.09% compared to 7.61% for the same period in 2002 and the cost  of interest-bearing liabilities was 2.47% compared to 3.45%, respectively.  Interest income for the six months ended June 30, 2003 was $3,018, a decrease of $689 compared to the same period for 2002.  The decrease in interest income was due to decreases of $384 caused by lower interest rates and $305 caused by the change in mix of average balances of interest-earning assets.  Interest expense for the six months ended June 30, 2003 was $1,067, a decrease of $364 compared to the same period for 2002.  The decrease in interest expense was due to a decrease of $435 caused by lower interest rates, partially offset by an increase of $71 caused by higher average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $325 for the six months ended June 30, 2003 as compared to the same six-month period for 2002.

Provision for Loan Losses

Using the revised methodology to evaluate the allowance for loan losses as of June 30, 2003, along with the reductions in non-performing loans and the size of the loan portfolio, the Company did not make a provision for loan losses for the six months ended June 30, 2003.  For the same period in 2002, the Company made a $215 provision for loan losses.  Net charge-offs were $127 or 0.37% (annualized) of average loans for the six months ended June 30, 2003, compared to net charge-offs of $234 or 0.58% (annualized) for the same period in 2002.  Under the current economic conditions, the Company expects net charge-offs to be lower for 2003 as compared to 2002.

Non-Interest Income

Non-interest income increased $29 or 8.5% to $369 for the six months ended June 30, 2003, from $340 for the six months ended June 30, 2002.  Service charges on deposit accounts increased $5 or 2.7%, secondary market loan fees increased $23 or 46.9% and other income increased $48 or 137.1%, while fees on sales of   annuities and mutual funds decreased $47 or 65.3%.  Secondary market loan fees increased due to higher volumes of residential real estate loans being refinanced through the secondary mortgage market and other income increased primarily due to gains on the sale of two properties from other real estate owned.  Fees on the sales of annuities and mutual funds decreased due to the termination of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  The Company has no plans to replace the agreement at this time.

Non-Interest Expense

Non-interest expense decreased $143 or 6.7% to $2,002 for the six months ended June 30, 2003, from $2,145 for the same period in 2002.  The decrease in non-interest expense was primarily due to decreases of $84 or 7.8% in salaries and employee benefits, $29 or 42.0% in supplies and printing, $33 or 61.1% in advertising and $33 or 37.5% in legal fees, partially offset by an increase of $17 or 38.6% in director fees and an increase of $15 or 14.4% in various other expenses.  The decrease in salaries and employee benefits was due to management and staffing changes in an effort to increase operating efficiencies within the Bank.  The decrease in supplies and printing and advertising were due to efforts of management to control costs by diligently reviewing all areas of operations, and contracts with vendors for reductions in expense.  The decrease in legal fees was due to increased collection efforts by the Bank’s collection department.  The increase in director and committee fees was due to an increase in the oversight and monitoring of the loan portfolio by the directors.

Income Taxes

The provision for income taxes for the six months ended June 30, 2003 increased $19 to $94 from $75 for the same period in 2002.  The effective tax rate for the first half of 2003 was 29.6% compared to 29.3% for the same period in 2002.  The increase in the provision for income taxes is primarily the result of higher taxable income for the six months ended June 30, 2003 as compared to the same period in 2002.

Item 3.  Controls and Procedures

(a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Based upon this evaluation, these officers have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were adequate.

(b)  Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 -

LEGAL PROCEEDINGS

Not Applicable

ITEM 2 -

CHANGES IN SECURITIES

Not Applicable

ITEM 3 -

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (“Annual Meeting”) of the Company was at Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio, on May 14, 2003, at 7:30 p.m.

According to the certified list of shareholders which was presented at the Annual Meeting, there were 586,644 votes entitled to be cast at the Annual Meeting, of which 450,165 was voted in person or by proxy, representing a majority of the outstanding votes entitled to be cast.

The undersigned inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy.  The following is a record of the votes cast in connection with the one proposition presented at the Annual Meeting.

Proposal 1:

To elect three Class II Directors to serve until the 2006 Annual Meeting:

FOR

WITHHELD

Cecil R. Adkins

Number of votes

448,809

1,356

Percentage

76.5%

0.2%

Norma J. Christen

Number of votes

448,633

1,532

Percentage

76.5%

0.3%

Mark S. Derkin

Number of votes

442,397

7,768

Percentage

75.4%

1.3%

Class II Directors were elected as presented.

ITEM 5 -

OTHER INFORMATION

Not Applicable

ITEM 6 -

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits

Exhibit 31.1:  Certification of Chief Executive Officer

Exhibit 31.2:  Certification of Chief Financial Officer

Exhibit 32:     Certification Pursuant to 18 U.S.C. Section 1350

b.

Reports on Form 8-K

Form 8-K filed June 27, 2003, containing:

Change in registrant’s certifying accountant

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

August 14, 2003

/s/  Jeffery A. Robb, Sr.

Date

Jeffery A. Robb, Sr.

President and Chief Executive Officer

August 14, 2003

/s/  Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer