Form 10QSB
period 2003-09-30
EXCHANGE BANCSHARES INC
filed 2003-11-13
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X                No _____________

The number of shares outstanding of the Registrant’s common stock, par value of $5.00 per share, was 586,644 as of October 31, 2003.  There were no preferred shares outstanding.

Transitional small business disclosure format (check one).   Yes __________   No    X

EXCHANGE BANCSHARES, INC.

FORM 10-QSB

INDEX

Page Number

PART I

FINANCIAL INFORMATION

Item. 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets –

September 30, 2003 and December 31, 2002

3

Consolidated Statements of Income –

Three months ended September 30, 2003 and 2002, and

nine months ended September 30, 2003 and 2002

4

Consolidated Statements of Changes in

Shareholders’ Equity –

Periods ended September 30, 2003 and December 31, 2002

5

Consolidated Statements of Cash Flows –

Nine months ended September 30, 2003 and 2002

6

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

10

Item 3.

Controls and Procedures

16

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 2.

Changes in Securities and Use of Proceeds

16

Item 3.

Defaults upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EXCHANGE BANCSHARES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)
	September 30,	December 31,
	2003	2002
ASSETS

Cash and due from banks	$ 2,588	$ 3,221
Interest-earning deposits in banks	12	29
Federal funds sold	4,119	12,515
Total cash and cash equivalents	6,719	15,765

Securities available-for-sale	23,385	17,652

Loans	71,112	72,512
Allowance for loan losses	(1,245)	(1,417)
Net loans	69,867	71,095

Premises and equipment, net	3,533	3,395
Other real estate owned	644	1,150
Accrued interest receivable	740	671
Other assets	496	960
TOTAL ASSETS	$ 105,384	$110,688

LIABILITIES
Deposits:
Noninterest-bearing	$ 10,741	$ 11,535
Interest-bearing	84,847	89,310
Total deposits	95,588	100,845

Borrowed funds	87	100
Accrued interest payable	119	190
Other liabilities	312	331
TOTAL LIABILITIES	96,106	101,466

SHAREHOLDERS' EQUITY
Preferred shares ($25.00 par value)
750 shares authorized, none issued	0	0
Common shares ($5.00 par value) 750,000 shares authorized,
586,644 shares issued and outstanding	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	1,117	932
Accumulated other comprehensive income	157	286
TOTAL SHAREHOLDERS’ EQUITY	9,278	9,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,384 =======	$110,688 =======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except share data)
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$1,292	$1,566	$3,866	$4,842
Interest and dividends on securities	187	191	559	606
Interest on federal funds sold	19	29	91	45
TOTAL INTEREST INCOME	1,498	1,786	4,516	5,493

INTEREST EXPENSE
Interest on deposits	471	721	1,535	2,142
Interest on borrowed funds	2	4	5	14
TOTAL INTEREST EXPENSE	473	725	1,540	2,156

NET INTEREST INCOME	1,025	1,061	2,976	3,337

Provision for loan losses	20	825	20	1,040
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,005	236	2,956	2,297

NON-INTEREST INCOME
Service charges on deposits	108	96	297	280
Secondary market loan fees	14	55	86	104
Fees on sales of annuities and mutual funds	--	30	25	102
Net gain on sales of securities	29	19	29	19
Other income	14	21	97	56
TOTAL NON-INTEREST INCOME	165	221	534	561

NON-INTEREST EXPENSES
Salaries and employee benefits	530	550	1,520	1,624
Occupancy and equipment	143	151	434	439
Bank and ATM charges	27	30	88	93
Credit card	16	15	49	45
Data processing	42	40	129	119
Directors fees	38	42	99	86
Examination and accounting fees	47	42	129	131
State and other taxes	25	30	82	93
Postage and courier	27	31	84	91
Supplies and printing	20	28	60	97
Advertising	24	45	45	99
Legal	24	51	79	139
Telephone	26	19	74	59
Other expenses	71	100	190	204
TOTAL NON-INTEREST EXPENSES	1,060	1,174	3,062	3,319

Income (loss) before federal income taxes	110	(717)	428	(461)
Federal income tax expense (benefit)	32	(248)	126	(173)

NET INCOME (LOSS)	$ 78 =====	$ (469) ======	$ 302 =====	$ (288) ======

EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted	$ 0.13 =====	$ (0.80) ======	$ 0.51 =====	$ (0.49) =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Periods ended September 30, 2003 and December 31, 2002

Number of shares		Amounts
(Dollars in thousands, except share data)
					Accumulated
			Additional		Other
	Common	Common	paid-in	Retained	Comprehensive	Comprehensive
	Stock	stock	Capital	Earnings	Income	Income

December 31, 2001	586,644	$2,933	$5,071	$ 2,168	$ 280

Net loss				(1,090)		$(1,090)

Other comprehensive income -
change in unrealized gain on
securities available-for- sale,
net of tax of $3					6	6
Comprehensive loss						$(1,084) ======

Cash dividends ($.25 per share)				(146)

December 31, 2002	586,644	2,933	5,071	932	286

Net income				302		$ 302

Other comprehensive income -
change in unrealized gain on
securities available-for-sale,
net of tax of $(66)					(129)	(129)
Comprehensive income						$ 173 ======

Cash dividends ($.20 per share)				(117)

September 30, 2003	586,644 =====	$2,933 =====	$5,071 =====	$1,117 =====	$ 157 ====

See accompanying notes to consolidated financial statements.

. EXCHANGE BANCSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine Months Ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 302	$ (288)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	20	1,040
Depreciation	191	178
Net gain on sales of other real estate owned	(38)	(8)
Net gain on sales of securities	(29)	(19)
Federal Home Loan Bank dividends	(19)	(14)
Securities available-for-sale amortization, net	210	71
Changes in operating assets and liabilities:
Accrued interest receivable	(69)	31
Accrued interest payable	(71)	(68)
Other assets	530	(481)
Other liabilities	(19)	(122)
Net cash from operating activities	1,008	320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(21,001)	(5,342)
Proceeds from maturities of available-for-sale securities	14,911	3,619
Net decrease in loans	686	1,629
Purchases of premises and equipment	(343)	(102)
Proceeds from sales of premises and equipment	14	--
Proceeds from sales of other real estate owned	1,066	100
Net cash from investing activities	(4,667)	(96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing demand deposits	(794)	(154)
Net increase in interest-bearing demand and savings deposits	2,232	825
Net (decrease) increase in certificates of deposit	(6,695)	4,145
Payments on long-term Federal Home Loan Bank advances	(13)	(14)
Dividends paid	(117)	(117)
Net cash from financing activities	(5,387)	4,685

Net (decrease) increase in cash and cash equivalents	(9,046)	4,909

Cash and cash equivalents at beginning of period	15,765	6,765

Cash and cash equivalents at end of period	$ 6,719 =====	$11,674 =====

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 1,611	$ 2,224
Cash paid for income taxes	105	291
Loans transferred to other real estate owned	522	803

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

(Dollars in thousands)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Exchange Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, The Exchange Bank (the “Bank”).  The Bank generates commercial, mortgage, consumer and agricultural loans, and receives deposits from its retail and commercial customers.  The Bank operates under a state bank charter and provides banking services through its five offices located in Wood and Lucas Counties, Ohio.  The primary market area of the Bank is Wood, Lucas and contiguous counties in northwest Ohio.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2003, and December 31, 2002, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.  The consolidated financial information presented herein has been prepared in accordance with GAAP and general accounting practices within the financial services industry.  In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.  The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 2.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

September 30, 2003

December 31, 2002

Loans secured by real estate:

Construction

$

1,489

2.1%

$

2,258

3.1%

Residential mortgages

31,454

44.2%

27,687

38.2%

Non-residential mortgages

24,308

34.2%

26,704

36.8%

Commercial and industrial loans

3,015

4.2%

3,402

4.7%

Consumer and credit card loans

10,238

14.4%

11,358

15.7%

Agricultural loans

608

0.9%

1,103

1.5%

Total Loans

$

71,112

100.0%

$

72,512

100.0%

======

======

=====

======

Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002
Balance at beginning of period	$ 1,417	$ 844	$ 844
Provision for loan losses	20	2,019	1,040
Loans charged-off	(418)	(1,558)	(768)
Recoveries	226	112	84
Balance at end of period	$ 1,245 =====	$ 1,417 ======	$ 1,200 =====

NOTE 3.

REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2003.

				Categorized as “Well
				Capitalized” Under
			For Capital	Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital	$ 9,691	13.87%	$ 5,591	8.00%	$ 6,988	10.00%
(to Risk-Weighted Assets)

Tier I Capital	8,813	12.61	2,795	4.00	4,193	6.00
(to Risk-Weighted Assets)

Tier I Capital – Leverage	8,813	8.25	3,203	3.00	5,339	5.00
(to Average Assets)

NOTE 4.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

At September 30, 2003, the Company had commitments to originate or fund loans totaling $8,362, and no commitments to purchase or sell loans.

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

Future Accounting Standards

The Company does not believe the adoption of any recently issued pronouncements of the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.

Changes in Financial Condition

Balance Sheet

At September 30, 2003, the consolidated assets of the Company totaled $105,384, a decrease of $5,304 or 4.8% from $110,688 at December 31, 2002.  The decrease was primarily due to decreases of $8,396 in federal funds sold and $1,400 in loans, partially offset by an increase of $5,733 in securities available-for-sale.  Also during the nine months ended September 30, 2003, deposits decreased $5,257 to $95,588 from $100,845 at December 31, 2002.

The decrease in federal funds sold was primarily due to the increase of $5,733 in securities available-for-sale and decrease of $5,257 in deposits during the nine months ended September 30, 2003.

Securities available-for-sale increased $5,733 or 32.5% from $17,652 at December 31, 2002, to $23,385 at September 30, 2003.  The increase was primarily due to increases in U.S. government agency securities.  For the nine months ended September 30, 2003, the yield on the securities portfolio was 3.71% compared to 5.44% for the same nine-month period in 2002.  The decline in yield was due to proceeds of matured securities being reinvested in securities at lower rates.

Loans decreased $1,400 or 1.9% to $71,112 at September 30, 2003, compared to $72,512 at December 31, 2002.  During the period, the outstanding balance of loans in every category decreased except for residential mortgage loans which increased $3,767.  The most significant decrease was $2,396 in the non-residential mortgage loan portfolio, including the payoff of a $1,046 commercial real estate loan.  The decreases in the various loan categories can be somewhat attributed to continued tightening of underwriting standards, as well as the continued slow economy.

Other real estate owned decreased from $1,150 at December 31, 2002, to $644 at September 30, 2003.  One residential property carried at $823 was sold for $850 and one commercial property foreclosed during the first quarter of 2003 for $127 was sold for $140.  The Company foreclosed on a commercial property for $394 during the second quarter of 2003.

Total deposits decreased $5,257 during the nine months ended September 30, 2003, primarily due to decreases of $6,695 in time deposits and $794 in noninterest-bearing demand, partially offset by an increase of $2,232 in interest-bearing demand and savings deposits.  The decrease in time deposits was primarily due to runoff of high-rate deposits which matured and were used for personal reasons or reinvested elsewhere.

Borrowed funds decreased $13 to $87 at September 30, 2003 as compared to $100 at December 31, 2002 due to the repayment of principal on a long-term advance from the Federal Home Loan Bank of Cincinnati (“FHLB”).

Total shareholders’ equity increased $56 from $9,222 at December 31, 2002, to $9,278 at September 30, 2003.  The increase was due to net income of $302 for the nine months ended September 30, 2003, partially offset by the declaration of $117 in cash dividends and a decrease of $129 in accumulated other comprehensive income (unrealized gains on securities available-for-sale).

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

September 30,

December 31,

September 30,

2003

2002

2002

Non-accrual loans

$

816

$

1,351

$

1,694

Restructured loans

376

11

12

Loans 90 days or more past

due and not on non-accrual

652

753

228

Total non-performing loans

1,844

2,115

1,934

Other real estate owned

644

1,150

803

Total non-performing assets

$

2,488

$

3,265

$

2,737

======

======

=====

Non-performing loans to

total loans

2.59%

2.92%

2.48%

Non-performing assets to

total loans plus other

real estate owned

3.47%

4.43%

3.47%

The decrease in non-performing loans for the nine month period ended September 30, 2003 primarily resulted from a $535 decrease in non-accrual loans and a $101 decrease in loans 90 days or more past due and not on non-accrual, partially offset by an increase of $365 in restructured loans.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “Watch” loans.  The “Watch” loans are graded for asset quality by either the senior loan officer and/or the external loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan losses on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at September 30, 2003.

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

The Asset/Liability/Investment Management Committee (“Committee”) of the Bank is responsible for liquidity management.  This committee, which is comprised of various managers and three directors, has an Asset/Liability/Investment Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.  The Bank’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms.  The Bank’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income.  The Committee monitors the Bank’s liquidity needs on an ongoing basis.  Currently the Bank has several sources available for both short-term and long-term liquidity needs.  These include, but are not restricted to, advances from the FHLB, federal funds and borrowings from the Federal Reserve Bank and other correspondent banking arrangements.

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

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios:  total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulations).  As of September 30, 2003, the Bank met all capital adequacy requirements to which it is subject and is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Net income for the three months ended September 30, 2003 was $78, an increase of $547 from the loss of $469 for the three months ended September 30, 2002.  Basic earnings per common share for the third quarter of 2003 was $0.13 compared to a loss per share of $0.80 for the same period in 2002.  The increase was due to a decrease of $805 in the provision for loan losses and a reduction of $114 in non-interest expenses, partially offset by decreases of $56 in non-interest income and $36 in net interest income and an increase of $280 in income tax expense.  For the three months ended September 30, 2003, return on average equity (ROE) and return on average assets (ROA) were 3.35% and 0.29%, respectively, compared to (17.80)% and (1.70)%, for the same three-month period in 2002.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets decreased 2.5% from the third quarter last year while average interest-bearing liabilities decreased 2.8%.  The Company’s net interest margin for the three months ended September 30, 2003 was 4.09%, a decrease of 2 basis points (100 basis points equals 1.00%) from 4.11% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding federal funds sold and securities, partially offset by a decrease in rates of interest-bearing liabilities.

For the three months ended September 30, 2003, the yield on interest-earning assets was 5.96% compared to 6.92% for the same period in 2002 and the cost of interest-bearing liabilities for the third quarter of 2003 was 2.19% compared to 3.26% for the same period last year.  Interest income for the three months ended September 30, 2003 was $1,498, a decrease of $288 compared to the same period for 2002.  The decrease in interest income was due to decreases of $169 caused by lower interest rates and $119 caused by the change in mix of average balances of interest-earning assets.  Interest expense for the three months ended September 30, 2003 was $473, a decrease of $252 compared to the same period for 2002.  The decrease in interest expense was due to a decrease of $222 caused by lower interest rates and $30 caused by lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $36 for the three months ended September 30, 2003 as compared to the same period for 2002.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, allocations are assigned to credits based upon historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $20 for the third quarter of 2003 compared to a provision for loan losses of $825 for the third quarter of 2002.  The large provision in 2002 was primarily due to the volume of non-performing loans and higher net charge-offs during the third quarter of 2002.  Net charge-offs were $65 or 0.38% (annualized) of average loans for the three months ended September 30, 2003, compared to net charge-offs of $450 or 2.23% (annualized) for the same period in 2002.  Under current economic conditions, the Company expects net charge-offs to be lower for 2003 as compared to 2002.

September 30,

December 31,

September 30,

2003

2002

2002

Allowance for loan losses

as a percentage of loans

1.75%

1.95%

1.54%

Allowance for loan losses

as a percentage of

non-performing loans

67.52

67.00

62.05

Non-Interest Income

Non-interest income decreased $56 or 25.3% to $165 for the three months ended September 30, 2003, from $221 for the three months ended September 30, 2002.  Service charges on deposit accounts increased $12 or 12.5% and net gains on sales of securities increased $10, while secondary market loan fees decreased $41 or 74.5%, fees on sales of annuities and mutual funds decreased $30 and other income decreased $7 or 33.3%.  Secondary market loan fees decreased due to higher volumes of residential real estate loans being retained in the Bank’s loan portfolio instead of being sold through the secondary mortgage market.  Fees on the sales of annuities and mutual funds decreased due to the termination of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  The Company has no plans to replace the agreement at this time.

Non-Interest Expenses

Non-interest expenses decreased $114 or 9.7% to $1,060 for the three months ended September 30, 2003, from $1,174 for the same period in 2002.  The decrease in non-interest expense was primarily due to decreases of $20 or 3.6% in salaries and employee benefits, $21 or 46.7% in advertising and $27 or 52.9% in legal fees.  The decrease in salaries and employee benefits was due to management and staffing changes in an effort to increase operating efficiencies within the Bank.  The decrease in legal fees and advertising were due to efforts of management to control costs by diligently reviewing all areas of operations, and contracts with vendors for reductions in expense.

Income Taxes

The provision for income taxes for the three months ended September 30, 2003 was $32 as compared to an income tax benefit of $248 for the same period in 2002.  The effective tax rate for the third quarter of 2003 was 29.1%.  The increase in the provision for income taxes is the result of higher taxable income for the third quarter of 2003 as compared to the same quarter of 2002.

Comparison of Nine Months Ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 was $302, an increase of $590 from the loss of $288 for the nine months ended September 30, 2002.  Basic earnings per common share for the nine months ended September 30, 2003 was $0.51 compared to a loss per share of $0.49 for the same period in 2002.  The increase was due to a decrease of $1,020 in the provision for loan losses and a reduction of $257 in non-interest expenses, offset by a decrease of $361 in net interest income, a decrease of $27 in non-interest income and an increase of $299 in income tax expense.  For the nine months ended September 30, 2003, ROE and ROA were 4.35% and 0.38%, respectively, compared to (5.51)% and (0.55)%, for the same nine-month period in 2002.

Net Interest Income

For the nine months ended September 30, 2003, average interest-earning assets increased 0.4% from the nine months ended September 30, 2002, while average interest-bearing liabilities increased 1.7%.  The Company’s net interest margin for the nine months ended September 30, 2003 was 3.99%, a decrease of 49 basis points from 4.48% for the same nine-month period in 2002.  The decrease in net interest margin was primarily due to the migration of higher yielding loans to lower yielding federal funds sold and securities, while the volume of interest-bearing liabilities increased.  For the nine months ended September 30, 2003, the yield on interest-earning assets was 6.05% compared to 7.37% for the same period in 2002 and the cost  of interest-bearing liabilities was 2.38% compared to 3.38%, respectively.  Interest income for the nine months ended September 30, 2003 was $4,516, a decrease of $977 compared to the same period for 2002.  The decrease in interest income was due to decreases of $558 caused by lower interest rates and $419 caused by the change in mix of average balances of interest-earning assets.  Interest expense for the nine months ended September 30, 2003 was $1,540, a decrease of $616 compared to the same period for 2002.  The decrease in interest expense was due to a decrease of $651 caused by lower interest rates, partially offset by an increase of $35 caused by higher average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $361 for the nine months ended September 30, 2003 as compared to the same nine-month period for 2002.

Provision for Loan Losses

The Company made a provision for loan losses of $20 for the nine months ended September 30, 2003 compared to $1,040 to the same period in 2002 for the same reasons as previously stated.  Net charge-offs were $192 or 0.37% (annualized) of average loans for the nine months ended September 30, 2003, compared to net charge-offs of $684 or 1.12% (annualized) for the same period in 2002.

Non-Interest Income

Non-interest income decreased $27 or 4.8% to $534 for the nine months ended September 30, 2003, from $561 for the nine months ended September 30, 2002.  Service charges on deposit accounts increased $17 or 6.1%, net gains on sales of securities increased $10 and other income increased $41 or 73.2%, while secondary market loan fees decreased $18 or 17.3% and fees on sales of annuities and mutual funds decreased $77 or 75.5%.  Other income increased primarily due to gains on the sale of two properties from other real estate owned.  Secondary market loan fees decreased due to higher volumes of residential real estate loans being retained in the Bank’s loan portfolio instead of being sold through the secondary mortgage market.

Non-Interest Expenses

Non-interest expenses decreased $257 or 7.7% to $3,062 for the nine months ended September 30, 2003, from $3,319 for the same period in 2002.  The decrease in non-interest expense was primarily due to decreases of $104 or 6.4% in salaries and employee benefits, $37 or 38.1% in supplies and printing, $54 or 54.5% in advertising and $60 or 43.2% in legal fees.  The decrease in salaries and employee benefits was due to management and staffing changes in an effort to increase operating efficiencies within the Bank.  The decrease in supplies and printing and advertising were due to efforts of management to control costs by diligently reviewing all areas of operations, and contracts with vendors for reductions in expense.  The decrease in legal fees was due to increased collection efforts by the Bank’s collection department.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2003 increased $299 to $126 from an income tax benefit of $173 for the same period in 2002.  The effective tax rate for the nine months ended September 30, 2003, was 29.4%.  The increase in the provision for income taxes is the result of higher taxable income for the nine months ended September 30, 2003 as compared to the same period in 2002.

Item 3.  Controls and Procedures

(a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms.  Based upon this evaluation, these officers have concluded that as of September 30, 2003, the Company’s disclosure controls and procedures were adequate.

(b)  Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. -

LEGAL PROCEEDINGS

Not Applicable

Item 2. -

CHANGES IN SECURITIES

Not Applicable

Item 3. -

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. -

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. -

OTHER INFORMATION

In October 2003, the Bank’s President/CEO, Jeffery A. Robb, and Executive Vice President/Senior Lending Officer, Rod H. Gallagher, tendered their resignations effective December 31, 2003.  The Bank has hired a new President/CEO, Victor J. Proffitt, subject to regulatory approval.  The Bank expects Mr. Proffitt to transition into the new position, on a consultant basis, during the fourth quarter of 2003 with the assistance of Mr. Robb.  Mr. Proffitt will not be officially employed by the Bank until January 1, 2004.  On November 3, 2003, the Bank accepted the immediate resignation of Mr. Gallagher.

Item 6. -

EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits

Exhibit 31.1:

Certification of Chief Executive Officer

Exhibit 31.2:

Certification of Chief Financial Officer

Exhibit 32:

Certification Pursuant to 18 U.S.C. Section 1350

b.

Reports on Form 8-K

Form 8-K filed July 16, 2003, containing:

Engagement of Clifton Gunderson LLP as the principal accountant of the Company

Form 8-K filed July 21, 2003, containing:

Second quarter 2003 earnings release

Form 8-K filed September 5, 2003, containing:

Announcement of new Senior Loan Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

November 13, 2003

/s/  Jeffery A. Robb, Sr.

Date

Jeffery A. Robb, Sr.

President and Chief Executive Officer

November 13, 2003

/s/  Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer