Form 10-K
period 2003-12-31
EXCHANGE BANCSHARES INC
filed 2004-03-30
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number 33-54566

EXCHANGE BANCSHARES, INC.

(Name of small business issuer in its charter)

Ohio                                                  34-1721453

(State or other jurisdiction of incorporation)          (IRS employer identification number)

237 Main Street, PO Box 177, Luckey, Ohio 43443

(Address of principal executive offices)          (Zip code)

Issuer’s telephone number (419) 833-3401

Securities registered under Section 12(b) of the Exchange Act:

None

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

Yes     X     No           .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

State issuer’s revenues for the most recent fiscal year.  $6,472,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the voting stock held by non-affiliates was $8,981,401 based upon the trading price of $18.10 per share as of March 22, 2004.

The number of common shares outstanding as of March 22, 2004 was 586,644 shares, par value $5.00 per share.

Documents Incorporated by Reference

Portions of registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 – Parts I and II of Form 10-KSB.

Portions of the registrant’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, for the 2004 Annual Meeting of Shareholders of Exchange Bancshares, Inc., are incorporated by reference into Part III of this Form 10-KSB:

Transitional Small Business Disclosure Format   Yes           No     X    .

EXCHANGE BANCSHARES, INC.

For the Year Ended December 31, 2003

TABLE OF CONTENTS

                                                                                                                                                              Page

PART I.

Item 1.	Description of Business	3 – 4
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	5
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 7.	Financial Statements	5
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	6
Item 8A	Controls and Procedures	6

PART III.

Item 9.	Directors and Executive Officers of the Registrant	6
Item 10.	Executive Compensation	6
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
Item 12.	Certain Relationships and Related Transactions	6
Item 13.	Exhibits and Reports on Form 8-K	7
Item 14.	Principal Accountant Fees and Services	7

SIGNATURES	8

PART  I

ITEM 1.  Description of Business

Exchange Bancshares, Inc. (the “Company”) was incorporated in 1992 in the State of Ohio as a one-bank holding company for its wholly-owned subsidiary, The Exchange Bank (the “Bank”).  The Company, through its subsidiary, operates in one industry segment, the commercial banking industry.

The Company has authorized 750,000 common shares, par value $5.00 per share of which 586,644 are currently outstanding.  The Company also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares.  No preferred shares are currently outstanding or presently intended to be issued.

The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage.  The Bank is supervised by the State of Ohio, Division of Financial Institutions.  The Bank is a member of the Federal Reserve System and is subject to its supervision.  The Bank is also a member of the Federal Deposit Insurance Corporation (the “FDIC”).  As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board.  The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

The Bank, an Ohio chartered bank organized in 1906, provides financial services through its five branches located in Luckey, Ohio, and nearby communities.  These communities are the source of substantially all deposit and loan activities.  The majority of the Bank’s income is derived from commercial and retail lending activities and investments in securities.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of business.  Real estate loans are secured by both residential and commercial real estate.

Fiscal and Monetary Policies

The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions.  This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve requirements of member and nonmember bank deposits.  As a result the Federal Reserve Board’s monetary policies have had a significant effect on the net interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

As of December 31, 2003, the Bank had 43 full-time and 12 part-time employees.  Personnel costs incurred by the Company are reimbursed to the Bank.

Competition

The Bank has five banking offices located in Wood and Lucas Counties, Ohio.  The primary market of the Bank is Northwest Ohio, which includes Wood, Lucas and contiguous counties in Ohio and Michigan.  The Bank competes with several area banks and savings and loan associations, as well as, various credit unions, finance companies, large retail stores, credit corporations and both Federal and local governments for sources of funds.  The Company is the second largest holding company headquartered in Wood County, Ohio.

The competitive factors within the financial services industry can be classified into two categories, competitive rates and competitive services.  With interest rates being at a forty year low, there is increased competition for quality loans and deposits.  From a service standpoint, financial institutions compete against each other in types of services such as service costs, banking hours and similar features.  The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans.  With respect to services, the Bank offers extended banking hours and operates five ATM’s (automated teller machines).

Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower.  As of December 31, 2003 and 2002 the legal lending limits were approximately $1,463,000 and $1,443,000 respectively.  As of December 31, 2003 and 2002, no loans were over the legal lending limit.

ITEM 2.  Description of Property

The Bank’s principal office is located at 235 Main Street, Luckey, Ohio 43443.  The Bank’s four branches are located in Walbridge, Holland, Perrysburg and Sylvania, Ohio.  The Bank owns all of the above properties.  The Company operates out of the Bank’s main office although it has a separate mailing address.  The Company reimburses the Bank for the fair value of the space occupied.

ITEM 3.  Legal Proceedings

In the opinion of management of the Company, there are no legal proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities or others.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART  II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases

                           of Equity Securities

At December 31, 2003, the Company had approximately 796 shareholders of record.  Sweney Cartwright & Co. and McDonald & Company, broker-dealers, make a limited over-the-counter market in shares of the Company Common Stock.  There are no plans to list the shares of the Company Common Stock on any stock exchange.  Through 2003, Sweney Cartwright & Co. and McDonald & Company purchased and sold shares of stock of the Company at prices ranging from $17.25 to $19.75 per share.  The offer to purchase shares, in some instances, was conditional upon their ability to sell the shares at a predetermined price.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
High	$19.75	$18.75	$18.25	$19.75
Low	18.10	17.25	17.35	17.55
Dividend	0.00	0.20	0.00	0.05

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
High	$19.00	$19.60	$20.00	$20.00
Low	18.00	18.15	19.00	19.00
Dividend	0.00	0.20	0.00	0.05

Dividends by the Company depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Under Ohio Revised Code, the Company is prohibited from paying dividends if the Company would be unable to pay its debts as they come due, or the Company’s total assets would be less than its liabilities plus an amount needed to satisfy any preferential rights of shareholders.  The Company may only pay dividends out of surplus.  Surplus is defined as the excess of a corporation’s assets over its liabilities plus stated capital.  Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation:  (i) the book values of assets and liabilities of the Company, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Company.

The Company is subject to the dividend restrictions set forth by the Federal Reserve Board.  The Bank, as a state bank, is subject to the dividend restrictions set forth by the State of Ohio Division of Financial Institutions.  Under such restrictions, the Bank may not, without prior approval of the Superintendent of Financial Institutions, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years.

At December 31, 2003, there were no securities authorized for issuance under equity compensation plans.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information is contained in the 2003 Annual Report, under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, and is incorporated herein by reference.

ITEM 7.  Financial Statements

The following information required by this item is contained in the 2003 Annual Report and is incorporated herein by reference:

Independent Auditor’s Report

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Operations – Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of the Company determined to replace the Company’s certifying accountant, Dixon, Francis, Davis & Company (“Dixon, Francis”).  The engagement of Dixon, Francis as the Company’s certifying accountant terminated on June 9, 2003.

The reports on the Company’s financial statements for 2002 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended December 31, 2002 and from December 31, 2002 until June 27, 2003, there were no disagreements with Dixon, Francis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Audit Committee of the Board of Directors of the Company on July 16, 2003, engaged Clifton Gunderson LLP as the principal accountant of the Company to audit the Company’s financial statements.

The above information was reported by the Company on Form 8-K filed on June 27, 2003 and July 16, 2003.

ITEM 8A.  Controls and Procedures

(a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms.  Based upon this evaluation, these officers have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures are effective.

(b)  Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.  Directors and Executive Officers of the Registrant

The information set forth under the captions “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF”, “PROPOSAL – ELECTION OF DIRECTORS” and “DIRECTORS AND EXECUTIVE OFFICERS” of the Company’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, is incorporated herein by reference in response to this item.

ITEM 10.  Executive Compensation

The information set forth under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” of the Company’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, is incorporated herein by reference in response to this item.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF”, “PROPOSAL – ELECTION OF DIRECTORS” and “DIRECTORS AND EXECUTIVE OFFICERS” of the Company’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, is incorporated herein by reference in response to this item.

ITEM 12.  Certain Relationships and Related Transactions

The information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, is incorporated herein by reference in response to this item.

ITEM 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.	Document	Reference to Prior Filing of Exhibit or of Exhibit's Inclusion in this Filing
3(i)	The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc.	(1)
3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)
10.1	Change of Control Agreements	(3)
13.	2003 Annual Report to Shareholders	(4)
14.	Code of Ethics	(4)
21.	Subsidiaries of the Company	(4)
23.	Consent of Accountants	(4)
31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(4)
31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(4)
32.1	Section 1350 CEO’s Certification	(4)
32.2	Section 1350 CFO’s Certification	(4)
99.1	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	(4)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Incorporated herein by reference from the Company’s Proxy Statement to be filed on or before April 19, 2004

(4)	Included herein

(b)     Reports on Form 8-K

The Registrant filed the following reports during the quarter ended December 31, 2003:

Form 8-K filed October 8, 2003, announcing the resignation of Rod H. Gallagher, Executive Vice President and Senior Loan Officer of The Exchange Bank.

Form 8-K filed October 27, 2003, containing a letter to shareholders and third quarter 2003 results of operations and financial condition.

Form 8-K filed October 28, 2003, naming Victor J. Proffitt as President and CEO of The Exchange Bank effective January 1, 2004.

Form 8-K filed November 3, 2003, containing a letter to shareholders announcing the appointment of Victor J. Proffitt as President and CEO of the Exchange Bank effective January 1, 2004.

Form 8-K filed November 4, 2003, announcing that The Exchange Bank has accepted the resignation of Rod H. Gallagher.

ITEM 14.  Principal Accountant Fees and Services

The information set forth under the caption “INDEPENDENT PUBLIC ACCOUNTANTS” of the Company’s Proxy Statement to be filed on or before April 19, 2004 with the Securities and Exchange Commission, is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.	EXCHANGE BANCSHARES, INC.

/s/ Victor J. Proffitt	/s/ Thomas E. Funk

Victor J. Proffitt President and Chief Executive Officer Principal Executive Officer	Thomas E. Funk Vice President, Treasurer and Chief Financial Officer Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil R. Adkins	/s/ Rolland I. Huss
Cecil R. Adkins, Director Date: March 30, 2004	Rolland I. Huss, Director Date: March 30, 2004

/s/ Norma J. Christen	/s/ Marion Layman
Norma J. Christen, Director Date: March 30, 2004	Marion Layman, Chairman Date: March 30, 2004

/s/ Mark S. Derkin	/s/ David G. Marsh
Mark S. Derkin, Director Date: March 30, 2004	David G. Marsh Date: March 30, 2004

/s/ Donald P. Gerke	/s/ Edmund J. Miller
Donald P. Gerke, Director Date: March 30, 2004	Edmund J. Miller Date: March 30, 2004

/s/ Joseph R. Hirzel	/s/ Victor J. Proffitt
Joseph R. Hirzel, Director Date: March 30, 2004	Victor J. Proffitt, Director Date: March 30, 2004

INDEX TO EXHIBITS

Exhibit No.	Document	Reference to Prior Filing of Exhibit or of Exhibit's Inclusion in this Filing
3(i)	The Amended and Restated Articles of Incorporation	(1)

3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)

10.1	Change of Control Agreements	(3)

13.	2003 Annual Report to Shareholders	(4)

14.	Code of Ethics	(4)

21.	Subsidiaries of the Company	(4)

23.	Consent of Accountants	(4)

31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(4)

31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(4)

32.1	Section 1350 CEO’s Certification	(4)

32.2	Section 1350 CFO’s Certification	(4)

99.1	Safe Harbor Under the Private Securities Litigation Reform Act if 1995	(4)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Incorporated herein by reference from the Company’s Proxy Statement to be filed on or before April 19, 2004

(4)	Included herein

[INSERT EXHIBIT 13 HERE]

Exhibit 14

THE EXCHANGE BANK

CODE OF ETHICS

HONEST AND CANDOR AND OBSERVANCE OF LAWS

A.  Violation of the Code of Ethics

A violation of the Code of Ethics or any of the bank's rules of conduct in effect from time to time constitutes grounds for dismissal.  Violations of the Code of Ethics or Specific work rules do not constitute the exclusive grounds for dismissal.  The employment relationship is subject to termination at will by either the Bank or the Employee.  Directors and staff members are expected to act fairly and honestly in all transactions with the bank and with others and to maintain the high ethical standards of the bank in accordance with this Code of Ethics.  If a situation arises wherein a staff member is unsure whether there may be a violation of the Code of Ethics, your supervisor or the Chief Executive Officer should be contacted for guidance.

B.  Discovery of Violations of the Code of Ethics or Illegal Activities

Discovery of events which appear to be in violation of the Code of Ethics must be promptly reported to your supervisor or the Chief Executive Officer.  If such instances are identified with persons at the highest levels within the bank, the matter should be reported to executive management, the Board of Directors, or supervisory agencies.  Such acts of questionable, fraudulent or illegal nature should be reported to the aforementioned parties.  In addition, the

Criminal Referral Form should be forwarded to the proper authorities.  Failure to report such events also constitutes a violation of the Code of Ethics.

C.  Reporting Compliance with the Code of Ethics

Periodically, every director and staff member of the bank shall be required to sign a written acknowledgment affirming that the staff member has received and reviewed the Code of Ethics.  In addition, the exceptions to the Code of Ethics should be reported on the "Code of Ethics Reporting Requirements" and a copy submitted to their supervisor and the Board of Directors.

D.  Compliance with Laws and Regulations

The bank strives to comply with all laws and regulations that are applicable to its business.  Although laws and regulations may sometimes be ambiguous and difficult to interpret, as a good citizen, the bank emphasizes good faith efforts to follow the spirit and intent of the law.  If there is any question about any law or regulation, directors or staff members should seek advice from your supervisor or the compliance officer.

E.  Compliance with Bank Policies

Bank policies are designed to provide direction and guidance in the daily completion of our duties.  Although these policies may seem cumbersome or unrealistic at times, they are based on the principles of bank safety and soundness. Everyone must learn and use these policies.  If there are any questions or concerns about any policy, you should seek advice from the Chief Executive Officer.

F.  Candor Among Staff Members and in Dealing with Auditors and Counsel

Senior management of the bank must be informed at all times of matters which might adversely affect the reputation of the bank, regardless of the source of such information, including governmental and regulatory agencies.  Concealment may be considered a signal that the bank's policies and rules can be ignored and such conduct cannot be tolerated.  Accordingly, there shall be full disclosure to senior management.  Moreover, complete candor is essential in dealing with the bank's independent and internal auditors, regulators and attorneys.

CONFLICTS OF INTEREST

A.  Conflict of Interest, Generally

The primary principle underlying the bank's conflicts of interest is that directors and staff members must never permit their personal interest to conflict or appear to conflict with the interest of the bank or its customers.  Even the appearance of a conflict between personal gain and the interest of the bank erodes the trust and confidence on which our reputation rests.

A director or staff member should not represent his bank in any transaction where he has any material connection or significant financial interest.  Examples of material connections would include relatives or close personal friends, whether the transaction involves them as individuals or as principals in a firm doing business with the bank.  Examples of a significant financial interest would include the employee's involvement as proprietor, partner or joint venture in a firm doing business with the bank.  It would also include a situation where the director or staff member has a large enough investment in a corporation --especially a small corporation -- to permit him to influence the corporation's policies and decisions.

The directors or staff members should avoid transactions involving any of the above circumstances, for otherwise a conflict of interest would exist.  And, by "transaction", we are talking not only about authorizing and making loans, but also about such things as approval of overdrafts; authorizing or accepting checks on uncollected funds; waiving of late charges, overdraft charges or other normal fees; and waiving of financial statements or collateral documents.

B.  Hospitality to Public Officials

Act of hospitality toward public officials should never be on such a scale or of such a nature as might tend to compromise or give the impression of compromising the integrity of the reputation of either the public official or the bank.  When appropriate hospitality is extended, it should be with the expectation that it will become a matter of public knowledge.

C.  Dealing with Suppliers

Directors and staff members must award orders, contracts and commitments to suppliers of goods or services without favoritism.  Bank business of this nature must be conducted strictly on the basis of merit.

D.  Fair Competition

Under no circumstances should staff members enter into arrangements with competitors affecting pricing or marketing policies.

E.  Loans to Director, Executive Officers and Their Relatives

Federal regulations impose certain restrictions on loans of the bank to directors, principal shareholders and executive officers of the bank.  The limitations extend also to those companies or entities in which a director or executive officer has an ownership or controlling interest, called a "related interest."  In addition to certain monetary limitations, loans to executive officers, directors and principal shareholders must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for compatible transactions with other persons who are not employed by the bank and which do not involve more than the normal risk of repayment or present other unfavorable features.  Due to their special nature, loans to executive officers, principal shareholders, directors, and their related interest must be approved by the Board of Directors with the directors or officers with the related interest abstaining from the vote.  This abstention also includes leaving the room during the discussion and vote on the loan approval.

F.  Loans to Other Officers and Employees

Bank employees, other than those noted in Section E, are eligible to borrow from the bank in accordance with the Rules of Employee Credit, available through the Personnel Officer or any employee credit officer.

With the exception of preferential loans by executive officers from correspondent banks, neither bank policies nor Federal Reserve Regulations restricts employee borrowing relationships with other institutions.  However, each employee is expected to maintain his or her financial affairs in a satisfactory manner, and to manage debts in relation to income and net worth.

G.  Self-dealing or Trading of One's Position

Bank directors and staff members are prohibited from self-dealing or otherwise trading on their positions with the bank or bank holding company or accepting from one doing or seeking to do business with the bank or bank holding company.  The bank requires disclosure of all potential conflicts of interest, including those in which employees have been inadvertently placed due to either business or personal relationship with customers, suppliers, business associates or competitors of the bank or bank holding company.

H.  Service with Outside Organizations for Profit

A director or staff member must never become a director or an official of a business organized for profit without first obtaining a written statement from the Chief Executive Officer stating there is no objections to such a service.  The request will then be reviewed for final approval by the Board of Directors to determine whether any conflicts of interest exist or appear to exist.  Any fees earned by a staff member for service on an outside commercial board, in which the bank has no equity interest, may be retained by the individual.

As to any employment outside the bank, staff members should not allow the outside employment to interfere with their job performance or require such long hours as to affect their physical or mental effectiveness.  A staff member is expected to devote full time to the bank's interest during regular hours of employment.  All outside employment must be reported to the Executive Officer.

I.  Involvement in Civic, Trade, Educational, Charitable and Fraternal Affairs

The bank encourages directors and staff members to participate in civic and charitable activities.  For business reasons, it is desirable to have directors and staff members of the bank become active members of not-for-profit corporations.  Employees choosing to participate in civic, charitable, political and professional association activities are responsible for seeing that such participation does not result in any actual or apparent conflict of interest, encroach upon working time or otherwise interfere with regular duties.  If a director or staff member has any questions in this regard, he or she should discuss the matter with the personnel officer.

J.  Personal Fiduciary Appointments

Directors and staff members must not accept personal fiduciary appointments without first securing written approval of the CEO, unless such appointments result from close family relationships.

K.  Personal Fees and Commissions

No director or staff member may accept personal fees or commissions in connection with any transactions on behalf of the bank.

L.  Work Relationship

No staff member shall give or receive any special considerations to the conditions of employment of another staff member due to family or personal relationships.  Just as external business decisions are based on sound, ethical business practices, all personal decisions must be based on sound management practices and not be influenced by personal concerns.

CONFIDENTIALITY

A. Confidentiality

Generally, confidentiality is a fundamental principle of the financial services business.  The principle is equally applicable to non public information concerning the bank and to similar information received by the bank from a customer or supplier for an express business purpose.  The principle applies with equal force to informal as well as formal communications.

B.  Confidential Information Concerning the Bank.

Directors and staff members must not divulge any non-public information regarding the bank to any outsider except for a legitimate business purpose and with the express understanding that the information is confidential and is to be used solely for the limited business purpose for which it was given and received.

C.  Confidentiality of Customer Records and Credit Files

Financial and personal information about customers is entitled to the same respect and care as funds or valuable physical property.  To protect privacy rights of its customers, the bank will:

     1.  Collect and maintain only that information which is specifically necessary to serve customer accounts properly and render fair credit judgement;

     2.  Maintain in a secure manner all files and recordkeeping systems which contain information on customers;

     3.  Divulge no personal or credit information to third parties except with proper customer authorization or pursuant to proper legal process or regulation or for purposes of extension of credit by other lenders;

     4.  In the event of subpoena or other legal process requiring the organization to disclose customer information, refer to Right to Financial Privacy Act Policy.

     5.  Fully instruct all employees with access to such files and information about these privacy provisions.

D.  Requests by Regulatory or Governmental Agencies

Request by regulatory or governmental agencies for information, other than that required for bank examinations, and required reports should be referred to the Chief Executive Officer.

MAINTENANCE OF OUR REPUTATION AND AVOIDANCE OF ACTIVITIES

WHICH MIGHT REFLECT ADVERSELY ON THE BANK

A. Bribes and Preferential Treatment

State law and the Federal Bank Bribery Amendment Act prohibit any director or staff member  from soliciting for themselves or for a third party (other than the bank itself) anything of value in return for any business  service or confidential information of the bank.  Accepting anything of value (other than bona fide salary, wages, fees or other compensation paid in the usual course of business) from anyone in connection with the business of the bank whether before or after a transaction is discussed or consummated.

All gifts received or extended, other than the exception listed, should be disclosed in writing immediately to the individual to whom one reports and to the bank's counsel.  (State Law may be more restrictive.)

The Exceptions are:

     1.  If the benefit is available to the general public under the same conditions on which it is available to the bank employee;

     2.  Acceptances of gifts, gratuities, amenities or favors based on obvious family or personal relationships (such as those with the parents, children or spouse of a bank official) when the circumstances make it clear that it is those relationships, rather than the business of the bank concerned, which are the  motivating factors;

     3.  Acceptance of meals, refreshments, travel arrangements or accommodation or entertainment in the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussions or to foster better business relations, provided that the expense would be paid for by the bank as a reasonable business expense if not paid for by another party.  The acceptable guidelines for each are:

         Meals and refreshments - $25.00 or less

         Travel - $100.00 or less

         Entertainment - $15.00 or less

     4.  Acceptance of loans from other banks or financial institutions on customary items to finance proper and usual activities of bank officials, such as home mortgage loans, except where prohibited by law;

     5.  Acceptance of advertising or promotional material of reasonable value such as pens, note pads, key chains, calendars and similar items;

     6.  Acceptance of discounts or rebates on merchandise or services that do not exceed those available to other customers;

     7.  Acceptance of gifts not to exceed $25.00 related to commonly recognized events or occasions, such as a promotion, new job, wedding, retirement, Christmas, bar or bat mitzvah;

     8.  Acceptance of civic, charitable, educational or religious organizational awards for recognition of service and accomplishment.  Monetary value should not exceed $25.00.

The appropriate action will be taken in accordance with the pertinent administrative procedures.  These written reports will be kept in permanent file in the bank and maintained by the compliance officer.

The penalties for violation of the Bank Bribery Act will be imposed if the value of the item offered or received exceeds $100.00.  The offense is a felony punishable by up to five year imprisonment and a fine of $5,000.00 or three times the value of the bribe or gratuity.  If value does not exceed $100.00, the offense is a misdemeanor punishable by up to one year imprisonment and maximum fine of $1,000.00.

B.  Personal Investments

Directors and staff members are free to invest in stock, bonds, and other securities at their discretion, but must always comply with applicable laws and regulations.  Speculation or excessive borrowing and gambling are not consistent with a staff member's employment with the bank.  Directors and staff members must never make changes in their personal investment portfolios on the basis of confidential information relating to the bank or its customers.

DEALING WITH THE ASSETS OF THE BANK

A. Proper Accounting

The bank has established internal accounting controls and record keeping policies in order to meet both the legal and the business requirements of the bank.  Directors and staff members are expected to maintain and adhere to these controls and policies.

The accounting records of the bank must be complete, accurate and in reasonable detail.  Such records include books or original entry and other financial information used for internal management decision making and external reporting.  The underlying transactions must be properly authorized and recorded on a timely basis in order to permit preparation of financial statements in accordance with generally accepted accounting principles and maintain accountability of assets.  No fund or asset which is not fully and properly recorded on the bank's books is permitted.  In addition, it is unlawful to falsify any book, record or account which reflects transactions of the bank or dispositions of the bank assets.  Staff member should be certain that all transactions with other persons are properly documented and recorded to avoid any possible allegation that the bank was assisting such persons in improperly recording or detailing the nature of the transaction involved.  In addition, staff members will adhere to the Bank Secrecy Policy as required by Federal Law.

All directors and staff members of the bank who are authorized to incur business expenses are responsible for the accurate and timely reporting of such expenses.  All expenditures must be in accordance with existing policies.

B.  Proprietary Information, Product, Services and Other Property.

All directors and staff members are expected to protect the bank's ownership of property, including information, products and services.

The misuse or removal from bank facilities of the bank's furnishings, equipment and supplies is prohibited, unless specifically authorized.

This applies equally to other property created, obtained or copied by the bank for its exclusive use--such as client lists, files, reference materials and reports, computer software, data processing systems and data bases.  Neither originals nor copies may be removed from the bank's premises or used for purposes other than bank business without the Board of Directors' authorization.

Exhibit 21

EXCHANGE BANCSHARES, INC.

Subsidiaries of the Registrant

Subsidiary	State of Incorporation	Percentage of securities owned

The Exchange Bank (1)	Ohio	100%

(1)  The subsidiary’s principal office is located in Luckey, Ohio.

Exhibit 23

CONSENT OF ACCOUNTANTS

We hereby consent to the incorporation by reference in this Form 10-KSB Annual Report of Exchange Bancshares, Inc. of our report dated January 23, 2003, included in the Form 10-KSB Annual Report of Exchange Bancshares, Inc. for the fiscal year ended December 31, 2002, filed on March 31, 2003.

DIXON, FRANCIS, DAVIS & CO.

/s/ Dixon, Francis, Davis & Co.

Granville, Ohio

March 30, 2004

Exhibit 31.1

CEO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)

I, Victor J. Proffitt, certify that:

1.

I have reviewed this report on Form 10-KSB of Exchange Bancshares, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;  and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 30, 2004

/s/ Victor J. Proffitt
Victor J. Proffitt Chief Executive Officer

Exhibit 31.2

CFO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)

I, Thomas E. Funk, certify that:

1.

I have reviewed this report on Form 10-KSB of Exchange Bancshares, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;  and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 30, 2004

/s/ Thomas E. Funk
Thomas E. Funk Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Victor J. Proffitt, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Victor J. Proffitt
Victor J. Proffitt Chief Executive Officer/President March 30, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas E. Funk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas E. Funk
Thomas E. Funk Chief Financial Officer March 30, 2004

Exhibit 99.1

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  Exchange Bancshares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Act.  Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, is forward-looking.  In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement.  In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

Interest Rate Risk

The Company's operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities.  The interest income and interest expense of the Company may change as the interest rates on interest-earning assets and interest-bearing liabilities change.  Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond the Company's control.  In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans.  Such differences in the adjustment of interest rates on assets and liabilities may negatively affect the Company's income.

Possible Inadequacy of the Allowance for Loan Losses

 The Company maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio.  While the Board of Directors of the Company believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

Loans not secured by one-to-four family residential real estate are generally considered to involve greater risk of loss than loans secured by one-to-four family residential real estate due, in part, to the effects of general economic conditions.  The repayment of multifamily residential, nonresidential real estate and commercial loans generally depends upon the cash flow from the operation of the property or business, which may be negatively affected by national and local economic conditions.  Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made.  The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.  When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans.  In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition

The Company competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds.  The primary factors in competing for deposits are interest rates and convenience of office location.  In making loans, the Company competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders.  Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.  The size of financial institutions competing with the Company is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions.  Such increased competition may have an adverse effect upon the Company.

Legislation and Regulation that may Adversely Affect the Bancorp's Earnings

The Exchange Bank is subject to extensive regulation by the State of Ohio, Division of Financial Institutions (the "ODIF"), the Federal Reserve Bank (the “FED”), and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements.  As a bank holding company, the Company is also subject to regulation and examination by the FED.  Such supervision and regulation of the Company and The Exchange Bank are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the Company to engage in various business activities.  The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on the Company's net earnings.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance of members of the Bank Insurance fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF").  The FDIC has established a risk-based assessment system for both BIF and SAIF members.  Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund.  Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the bank.