Form 10QSB
period 2004-03-31
EXCHANGE BANCSHARES INC
filed 2004-05-17
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number 33-54566

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

The number of common shares outstanding as of April 30, 2004 was 586,644 shares, par value $5.00 per share.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format   Yes            No   X    .

EXCHANGE BANCSHARES, INC.

Form 10-QSB For the Quarter Ended March 31, 2004

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES	17

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (Unaudited)

(Dollars in thousands, except share data)	March 31, 2004	December 31, 2003

ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,532	$ 2,352
Interest-bearing demand deposits in banks	7	9
Federal funds sold	5,997	4,341
Total cash and cash equivalents	8,536	6,702
SECURITIES
Available-for-sale, at fair value	22,770	22,416
Restricted stock, at cost	670	665
Total securities	23,440	23,081
LOANS	65,914	68,555
Less allowance for loan losses	1,394	1,395
Net loans	64,520	67,160
PREMISES AND EQUIPMENT, NET	3,450	3,495
OTHER REAL ESTATE OWNED	95	237
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,369	1,273

TOTAL ASSETS	$ 101,410	$ 101,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 10,241	$ 10,438
Interest-bearing	81,646	81,811
Total deposits	91,887	92,249
Federal Home Loan Bank borrowing	85	86
Accrued interest payable and other liabilities	380	415
Total liabilities	92,352	92,750
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	865	1,087
Accumulated other comprehensive income	189	107
Total shareholders’ equity	9,058	9,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 101,410	$ 101,948

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2004	2003

INTEREST INCOME
Loans, including fees	$ 1,120	$ 1,329
Investment securities	177	189
Federal funds sold and other	11	32
Total interest income	1,308	1,550
INTEREST EXPENSE
Deposits	382	553
Federal Home Loan Bank borrowings	1	2
Total interest expense	383	555
Net interest income	925	995
PROVISION FOR LOAN LOSSES	382	0
Net interest income, after provision for loan losses	543	995
NON-INTEREST INCOME
Service charges on deposit accounts	96	93
Secondary market loan fees	5	35
Fees on sales of annuities and mutual funds	0	22
Other	19	23
Total non-interest income	120	173
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	507	506
Occupancy of premises	147	151
Bank, ATM and credit card charges	44	49
Data processing	46	45
Directors fees	0	21
Examination and accounting fees	39	33
State and other taxes	28	28
Postage and courier	28	23
Supplies and printing	18	19
Advertising	9	9
Legal	41	15
Telephone	23	27
Other	72	60
Total non-interest expenses	1,002	986
Income (loss) before federal income taxes	(339)	182
FEDERAL INCOME TAX PROVISION (CREDIT)	(117)	56

NET INCOME (LOSS)	$(222) =====	126 ====

NET INCOME (LOSS) PER SHARE Based on 586,644 shares in 2004 and 2003	$ (0.38) ======	$0.21 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY  (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
(Dollars in thousands, except share data)

BALANCE AT DECEMBER 31, 2002	$2,933	$5,071	$932	$286	$9,222
Comprehensive income:
Net income	-	-	126	-	126
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	(46)	(46)
Total comprehensive income	-	-	-	-	80

BALANCE AT MARCH 31, 2003	$2,933 =====	$5,071 =====	$1,058 =====	$240 ====	$9,302 =====

BALANCE AT DECEMBER 31, 2003	$ 2,933	$ 5,071	$ 1,087	$ 107	$9,198
Comprehensive income:
Net loss	-	-	(222)	-	(222)
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	82	82
Total comprehensive loss	-	-	-	-	(140)

BALANCE AT MARCH 31, 2004	$ 2,933 ======	$ 5,071 ======	$ 865 ======	$ 189 =====	$9,058 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	Three Months Ended March 31,
	2004	2003
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (222)	$ 126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	382	-
Depreciation	63	65
Deferred federal income taxes	32	(45)
Investment securities amortization (accretion), net	104	52
Federal Home Loan Bank stock dividends	(5)	(5)
Loss from sale of other real estate owned and equipment	21	1
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	(161)	17
Accrued interest payable and other liabilities	(101)	107
Net cash provided by operating activities	113	318
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(937)	(1,562)
Proceeds from sale of available-for-sale securities	-	-
Proceeds from maturities of available-for-sale securities	602	1,398
Net decrease in loans	2,221	3,338
Purchases of premises and equipment	(34)	(163)
Proceeds from disposal of equipment	17	14
Proceeds from sale of other real estate owned	215	76
Net cash provided by investing activities	2,084	3,101
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(362)	(2,322)
Repayment of Federal Home Loan Bank borrowings	(1)	(1)
Net cash used in financing activities	(363)	(2,323)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,834	1,096

CASH AND CASH EQUIVALENTS
Beginning of year	6,702	15,765

End of year	$ 8,536 ======	$ 16,861 =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest:	$ 384	$ 591
Cash paid during the period for income taxes:	--	--

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Selected accounting policies followed by the Company are presented below.  A summary of all significant accounting policies is included in the Company’s 2003 Annual Report.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing consolidated financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during each reporting period.  Actual results could differ from those estimates.  The most significant area involving the use of management’s estimates and assumptions are the valuation of the allowance for loan losses and provision for loan losses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding principal amount, adjusted for charge-offs, the allowance for loan losses and any deferred loan fees or costs on originated loans.  Interest is accrued based upon the daily outstanding principal balance.  Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Interest income is not reported when full repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days.  All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

PER SHARE DATA

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year.

Dividends per share are based on the number of shares outstanding at the declaration date.

RECLASSIFICATIONS

Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.

NOTE 2.  LOANS

Loans are summarized as follows:

(Dollars in thousands)	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 1,472	2.2%	$ 1,291	1.9%
Residential properties	31,972	48.5%	32,758	47.8%
Non-residential properties, including farm land	20,426	31.0%	21,377	31.2%
Agricultural production	667	1.0%	633	0.9%
Commercial and industrial	1,829	2.8%	1,838	2.7%
Consumer	8,604	13.1%	9,714	14.1%
Municipal	944	1.4%	944	1.4%
Total loans	$65,914	100.0%	$68,555	100.0%

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003
(Dollars in thousands)

Beginning balance	$ 1,395	$ 1,417	$ 1,417
Provision for loan losses	382	250	-
Loans charged-off	(346)	(540)	(238)
Recoveries	29	268	124
Transfer	(66)	-	-

Ending balance	$ 1,394 ======	$ 1,395 ======	$ 1,303 ======

The $66 transfer represents the reclassification to other liabilities of the December 31, 2003 allowance applicable to unfunded loan commitments.

NOTE 3.  REGULATORY MATTERS

The following table illustrates the compliance by the Company and the Bank with currently applicable regulatory capital requirements at March 31, 2004.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

As of March 31, 2004:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$ 9,586	15.1%	$ 5,080	> 8.0%	$ N/A	N/A
Bank	9,437	14.9	5,070	> 8.0%	6,337	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,786	13.8%	$ 2,540	> 4.0%	$ N/A	N/A
Bank	8,637	13.6	2,535	> 4.0%	3,802	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$ 8,786	8.7%	$ 4,045	> 4.0%	$ N/A	N/A
Bank	8,637	8.6	4,042	> 4.0%	5,052	> 5.0%

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

At March 31, 2004, the Company had commitments to originate or fund loans totaling $7,948, and no commitments to purchase or sell loans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

Forward-Looking Statements

This report contains certain “forward-looking statements.”  The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the Company‘s market area and the country as a whole, loan delinquency rates, prospects for new lines of business, technological developments and changes in federal and state regulations.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Future Accounting Standards

The Company does not believe the adoption of any recently issued pronouncements of the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.

Changes in Financial Condition

Balance Sheet

At March 31, 2004, the consolidated assets of the Company totaled $101,410, a decrease of $538 or 0.5% from $101,948 at December 31, 2003.  The decrease was primarily due to a decrease of $2,641 in loans, partially offset by an increase of $1,656 in federal funds sold and an increase of $354 in securities available-for-sale.  Also during the three months ended March 31, 2004, deposits decreased $362 to $91,887 from $92,249 at December 31, 2003.

The increase in federal funds sold was primarily due to the decrease in loans during the three months ended March  31, 2004.

Securities available-for-sale increased $354 from $22,416 at December 31, 2003, to $22,770 at March 31, 2004.  The increase was primarily due to increases in U.S. government agency securities.  For the three months ended March 31, 2004, the yield on the securities portfolio was 3.12% compared to 4.33% for the same three-month period in 2003.  The decline in yield was due to proceeds of matured securities being reinvested in securities at lower rates.

Loans decreased $2,641 or 3.9% to $65,914 at March 31, 2004, compared to $68,555 at December 31, 2003.  The decrease was primarily due to decreases in residential and non-residential real estate loans and consumer loans.  These decreases were partially offset by slight increases in construction loans and agricultural loans.  The decreases in the various loan categories can be somewhat attributed to continued tightening of underwriting standards.

Other real estate owned decreased from $237 at December 31, 2003, to $95 at March 31, 2004.  During the first quarter of 2004, the Company sold two properties, one commercial real estate property and one residential property, and foreclosed on one residential property.

Total deposits decreased $362 during the three months ended March 31, 2004, primarily due to decreases of $1,697 in time deposits and $197 in noninterest-bearing demand deposits, partially offset by an increase of $1,532 in interest-bearing demand and savings deposits.  The decrease in time deposits was primarily due to runoff of high-rate deposits which matured and were not renewed with the Bank.

Total shareholders’ equity decreased $140 from $9,198 at December 31, 2003, to $9,058 at March 31, 2004.  The decrease was due to a net loss of $222 for the three months ended March 31, 2004, offset by an increase of $82 in accumulated other comprehensive income (unrealized gains on available-for-sale securities).

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

	March 30, 2004	December 31, 2003	March 31, 2003

Non-accrual loans	$ 836	$ 627	$ 1,512
Restructured loans	369	372	11
Loans 90 days or more past due and still accruing interest	370	1,033	1,747
Total non-performing loans	1,575	2,032	3,270

Other real estate owned	95	237	1,200
Total non-performing assets	$ 1,670 ======	$ 2,269 ======	$ 4,470 ======

Non-performing loans to total loans	2.39%	2.96%	4.75%

Non-performing assets to total loans plus other real estate owned	2.53%	3.30%	6.38%

The decrease in non-performing loans for the three month period ended March 31, 2004 primarily resulted from a $663 decrease in loans 90 days or more past due and still accruing interest, partially offset by an increase of $209 in non-accrual loans.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "Watch" loans.  The "Watch" loans are graded for asset quality by either the senior loan officer and/or the external loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan losses on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans at March 31, 2004.

Liquidity and Capital Resources

The Bank’s liquidity, primarily represented by cash and due from banks and federal funds sold, is a result of its operating, investing and financing activities.  Principal sources of funds are deposits, loan repayments, maturity of securities and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program.  In the ordinary course of business, part of such liquid investment portfolio is composed of deposits at correspondent banks.  Although the amount on deposit at such banks often exceeds the $100,000 limit covered by Federal Deposit Insurance Corporation (“FDIC”) insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

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

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios:  total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulations).  As of March 31, 2004, the Bank met all capital adequacy requirements to which it is subject and is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

For the three months ended March 31, 2004, the Company had a net loss of $222 compared to net income of $126 for the three months ended March 31, 2003.  Basic loss per common share for the first quarter of 2004 was $(0.38) compared to earnings per share of $0.21 for the same period in 2003.  (Per share information is based on 586,644 shares in 2004 and 2003.)  The decrease was due to an increase of $382 in the provision for loan losses, an increase of $16 in non-interest expense, a reduction of $70 in net interest income and a reduction of $53 in non-interest income, offset by a decrease of $173 in income tax expense.  For the three months ended March 31, 2004, return on average equity (ROE) and return on average assets (ROA) were (9.70)% and (0.88)%, respectively, compared to 5.51% and 0.47%, for the same three-month period in 2003.

Net Interest Income

The Company's earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets decreased 4.8% from the first quarter last year while average interest-bearing liabilities decreased 7.1%.  The Company’s net interest margin for the three months ended March 31, 2004 was 3.92%, a decrease of 12 basis points (100 basis points equals 1.00%) from 4.04% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding securities, partially offset by a decrease in rates of interest-bearing liabilities.

For the three months ended March 31, 2004, the yield on interest-earning assets was 5.54% compared to 6.29% for the same period in 2003 and the cost of interest-bearing liabilities for the first quarter of 2004 was 1.90% compared to 2.57% for the same period last year.  Interest income for the three months ended March 31, 2004 was $1,308, a decrease of $242 compared to the same period for 2003.  The decrease in interest income was due to lower interest rates and by the change in mix of average balances of interest-earning assets.  Interest expense for the three months ended March 31, 2004 was $383, a decrease of $172 compared to the same period for 2003.  The decrease in interest expense was due to lower interest rates and lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $70 for the three months ended March 31, 2004 as compared to the same period for 2003.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, allocations are assigned to credits based upon historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $382 for the first quarter of 2004 compared with no provision for the first quarter of 2003.  Net loan charge-offs were $317 or 1.87% (annualized) of average loans for the three months ended March 31, 2004, compared to $114 or 0.64% (annualized) for the same period in 2003.

The first quarter 2004 provision for loan losses reflects the increased charge-offs in most loan categories and consideration of the overall level of risk in the loan portfolio.  The new management team is continuing its intensive review of the loan portfolio and it is anticipated that such review will be substantially completed by June 30, 2004.  Based on the first quarter 2004 reported amounts, the provision for loan losses and net charge-offs will exceed the amounts reported for the year 2003.

	March 31, 2004	December 31, 2003	March 31, 2003

Allowance for loan losses as a percentage of loans	2.11%	2.03%	1.89%
Allowance for loan losses as a percentage of non-performing loans	88.51	68.65	39.85

Non-Interest Income

Non-interest income decreased $53 or 30.6% to $120 for the three months ended March 31, 2004, from $173 for the three months ended March 31, 2003.  Service charges on deposit accounts increased $3 or 3.2%, while secondary market loan fees decreased $30 or 85.7%, fees on sales of annuities and mutual funds decreased $22 and other income decreased $4.  Secondary market loan fees decreased due to lower volumes of residential real estate loans being sold through the secondary mortgage market.  Fees on the sales of annuities and mutual funds decreased due to the termination in mid-2003 of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.

Non-Interest Expenses

Non-interest expenses increased $16 or 1.6% to $1,002 for the three months ended March 31, 2004, from $986 for the same period in 2003.  The increase was primarily due to an increase of $26 in legal fees and an increase of $12 in other expenses, partially offset by a decrease of $21 in director’s fees.  The Company’s Board of Directors in an effort to improve earnings have decided to waive their fees for 2004.  Legal fees have increased due to increased collection efforts on past due loans.  The Company’s management is diligently reviewing all areas of operations and contracts with vendors for reductions in expense in an effort to control costs.  The increase in other expenses was due to a loss on the sale of a residential property from other real estate owned.

Income Taxes

The income tax credit for the three months ended March 31, 2004 was $117 as compared to a provision for income taxes of $56 for the same period in 2003.  The effective tax rate for the first quarter of 2004 was (34.5%) compared to 30.8% for the first quarter of 2003.  The change in the provision for income taxes is the result of the first quarter 2004 loss.

Dividends

The Board of Directors of the Company has determined that due to the Company’s current financial position and first quarter 2004 loss, it is in the best interest of the Company not to pay a first half 2004 dividend.  As to the payment of future dividends, it will be based on the profitability of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures

With the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-QSB, are being prepared.

(b)  Changes in internal control over financial reporting

There were no changes during the period covered by this Quarterly Report on Form 10-QSB in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits

Exhibit 31.1:  Certification of Chief Executive Officer

Exhibit 31.2:  Certification of Chief Financial Officer

Exhibit 32.1:  Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer

Exhibit 32.2:  Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer

b.

Reports on Form 8-K

Form 8-K filed January 5, 2004, containing:

Announcement of Victor J. Proffitt as President and CEO, and F. Alan Blackburn as Executive Vice President in charge of lending and the branches

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

May 17, 2004

/s/  Victor J. Proffitt

Date

Victor J. Proffitt

President and Chief Executive Officer

May 17, 2004

/s/  Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer

Exhibit 31.1

CEO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)

I, Victor J. Proffitt, certify that:

1.

I have reviewed this report on Form 10-QSB of Exchange Bancshares, Inc.;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 17, 2004

/s/  Victor J. Proffitt
Victor J. Proffitt

Chief Executive Officer

Exhibit 31.2

CFO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)

I, Thomas E. Funk, certify that:

1.

I have reviewed this report on Form 10-QSB of Exchange Bancshares, Inc.;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 17, 2004

/s/  Thomas E. Funk

Thomas E. Funk

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Victor J. Proffitt, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Victor J. Proffitt

Victor J. Proffitt

Chief Executive Officer / President

May 17, 2004

This certification is being furnished as required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act “) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas E. Funk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Thomas E. Funk

Thomas E. Funk

Chief Financial Officer

May 17, 2004

This certification is being furnished as required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act “) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.