Form 10QSB
period 2004-06-30
EXCHANGE BANCSHARES INC
filed 2004-08-12
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes     X

No

.

The number of common shares outstanding as of July 31, 2004 was 586,644 shares, par value $5.00 per share.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format

Yes

No   X    .

EXCHANGE BANCSHARES, INC.

Form 10-QSB For the Quarter Ended June 30, 2004

TABLE OF CONTENTS

Page

PART I.     FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

SIGNATURES	20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS  (Unaudited)

June 30,

December 31,

 2004

2003

(Dollars in thousands, except share data)

ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,633	$ 2,352
Interest-bearing demand deposits in banks	16	9
Federal funds sold	3,640	4,341
Total cash and cash equivalents	6,289	6,702
SECURITIES
Available-for-sale, at fair value	22,964	22,416
Restricted stock, at cost	675	665
Total securities	23,639	23,081
LOANS	64,421	68,555
Less allowance for loan losses	1,140	1,395
Net loans	63,281	67,160
PREMISES AND EQUIPMENT, NET	3,379	3,495
OTHER REAL ESTATE OWNED	95	237
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,578	1,273

TOTAL ASSETS	$ 98,261 ========	$ 101,948 ========

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$10,487	$ 10,438
Interest-bearing	78,558	81,811
Total deposits	89,045	92,249
Federal Home Loan Bank borrowing	76	86
Accrued interest payable and other liabilities	430	415
Total liabilities	89,551	92,750
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	815	1,087
Accumulated other comprehensive income (loss)	(109)	107
Total shareholders’ equity	8,710	9,198
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,261 ======	$101,948 =======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

 2004

2003

2004

2003

(Dollars in thousands, except share data)

INTEREST INCOME
Loans, including fees	$1,028	$1,245	$ 2,148	$ 2,574
Investment securities	179	183	356	372
Federal funds sold and other	12	40	23	72
Total interest income	1,219	1,468	2,527	3,018
INTEREST EXPENSE
Deposits	364	511	746	1,064
Federal Home Loan Bank borrowings	2	1	3	3
Total interest expense	366	512	749	1,067
Net interest income	853	956	1,778	1,951
PROVISION FOR LOAN LOSSES	72	0	454	0
Net interest income, after provision for loan losses	781	956	1,324	1,951
NON-INTEREST INCOME
Service charges on deposit accounts	96	96	192	189
Secondary market loan fees	11	37	16	72
Fees on sales of annuities and mutual funds	0	3	0	25
Other	12	64	31	87
Total non-interest income	119	200	239	373
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	511	484	1,018	990
Occupancy of premises	132	140	279	291
Bank, ATM and credit card charges	41	45	85	94
Data processing	42	42	88	87
Directors fees	0	40	0	61
Examination and accounting fees	52	49	91	82
State and other taxes	29	29	57	57
Postage and courier	28	34	56	57
Supplies and printing	22	21	40	40
Advertising	7	12	16	21
Legal	41	40	82	55
Telephone	20	21	43	48
Other	53	63	125	123
Total non-interest expenses	978	1,020	1,980	2,006
Income (loss) before federal income taxes	(78)	136	(417)	318
FEDERAL INCOME TAX PROVISION (CREDIT)	(28)	38	(145)	94

NET INCOME (LOSS)	$ (50) =====	$ 98 ====	$ (272) ======	$ 224 =====
NET INCOME (LOSS) PER SHARE Based on 586,644 shares in 2004 and 2003	$ (0.09) =======	$ 0.17 =====	$ (0.46) ======	$ 0.38 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY  (Unaudited)

Accumulated

Additional

other

Common

paid-in

Retained

comprehensive

stock

capital

earnings

income (loss)

 Total

(Dollars in thousands, except share data)

BALANCE AT DECEMBER 31, 2002	$ 2,933	$ 5,071	$ 932	$ 286	$ 9,222
Comprehensive income:
Net income	-	-	224	-	224
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	-	-	-	(3)	(3)
Total comprehensive income	-	-	-	-	221

Cash dividends ($.20 per share)	-	-	(117)	-	(117)

BALANCE AT JUNE 30, 2003	$ 2,933 ======	$ 5,071 ======	$ 1,039 ======	$ 283 =====	$ 9,326 ======

BALANCE AT DECEMBER 31, 2003	$ 2,933	$ 5,071	$ 1,087	$ 107	$ 9,198
Comprehensive loss:
Net loss	-	-	(272)	-	(272)
Change in net unrealized gain (loss), net of reclassification adjustments and related income taxes	-	-	-	(216)	(216)

Total comprehensive loss	-	-	-	-	(488)

BALANCE AT JUNE 30, 2004	$ 2,933 ======	$ 5,071 ======	$ 815 ======	$ (109) =====	$ 8,710 ======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

Six Months Ended June 30,

2004

2003

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (272)	$ 224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	454	-
Depreciation	122	129
Deferred federal income taxes	(121)	(23)
Investment securities amortization (accretion), net	222	114
Federal Home Loan Bank stock dividends	(10)	(10)
Loss from sale of other real estate owned and equipment	19	(38)
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	(16)	203
Accrued interest payable and other liabilities	(51)	7
Net cash provided by operating activities	347	606
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(3,352)	(9,716)
Proceeds from sale of available-for-sale securities	-	-
Proceeds from maturities of available-for-sale securities	2,254	3,372
Net decrease in loans	3,340	4,098
Purchases of premises and equipment	(43)	(252)
Proceeds from disposal of equipment	40	14
Proceeds from sale of other real estate owned	215	1,066
Net cash provided by (used in) investing activities	2,454	(1,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,204)	(4,328)
Repayment of Federal Home Loan Bank borrowings	(10)	(12)
Net cash used in financing activities	(3,214)	(4,340)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(413)	(5,152)

CASH AND CASH EQUIVALENTS
Beginning of period	6,702	15,765

End of period	$ 6,289 ======	$ 10,613 =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ 764	$ 1,115
Cash paid during the period for income taxes	-	48
Loans transferred to other real estate owned	95	522

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

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing consolidated financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during each reporting period.  Actual results could differ from those estimates.  The most significant areas involving the use of management’s estimates and assumptions are the valuation of the allowance for loan losses and provision for loan losses, as well as the valuation allowance for deferred tax assets.

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

RECLASSIFICATIONS

Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.

NOTE 2.  LOANS

Loans are summarized as follows:

(Dollars in thousands)	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 2,179	3.4%	$ 1,291	1.9%
Residential properties	31,074	48.2%	32,758	47.8%
Non-residential properties, including farm land	19,632	30.5%	21,377	31.2%
Agricultural production	785	1.2%	633	0.9%
Commercial and industrial	1,976	3.1%	1,838	2.7%
Consumer	8,076	12.5%	9,714	14.1%
Municipal	699	1.1%	944	1.4%
Total loans	$64,421	100.0%	$68,555	100.0%

Activity in the allowance for loan losses is summarized as follows:

Six Months Ended

Year Ended

Six Months Ended

June 30, 2004

December 31, 2003

June 30, 2003

 (Dollars in thousands)

Beginning balance	$1,395	$1,417	$1,417
Provision for loan losses	454	250	-
Loans charged-off	(707)	(540)	(292)
Recoveries	64	268	165
Transfer	(66)	-	-

Ending balance	$1,140 =====	$1,395 =====	$1,290 =====

The $66,000 transfer represents the reclassification to other liabilities of the December 31, 2003 allowance applicable to unfunded loan commitments.

NOTE 3.  REGULATORY MATTERS

The following table illustrates the compliance by the Company and the Bank with currently applicable regulatory capital requirements.

Minimum to be

Well Capitalized

Minimum

Under Prompt

Capital

Corrective

Actual

Requirement

Action Provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

(Dollars in thousands)

As of June 30, 2004:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$ 9,512	15.4%	$ 4,952	> 8.0%	$ N/A	N/A
Bank	9,379	15.2	4,940	> 8.0%	6,176	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,735	14.1%	$ 2,476	> 4.0%	$ N/A	N/A
Bank	8,602	13.9	2,470	> 4.0%	3,705	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$ 8,735	8.7%	$ 4,015	> 4.0%	$ N/A	N/A
Bank	8,602	8.6	4,008	> 4.0%	5,010	> 5.0%

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

At June 30, 2004, the Company had commitments to originate or fund loans totaling $8,679,000 and no commitments to purchase or sell loans.

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

Changes in Financial Condition

Balance Sheets

At June 30, 2004, the consolidated assets of the Company totaled $98,261,000, a decrease of $3,687,000 or 3.6% from $101,948,000 at December 31, 2003.  The decrease was primarily due to decreases of $4,134,000 in loans and $701,000 in federal funds sold, partially offset by increases of $548,000 in securities available-for-sale, $281,000 in cash and due from banks and $305,000 in accrued interest and other assets.  Also, during the six months ended June 30, 2004, deposits decreased $3,204,000 to $89,045,000 from $92,249,000 at December 31, 2003 and shareholders’ equity decreased $488,000 to $8,710,000 at June 30, 2004.

The decrease in federal funds sold was primarily due to the re-allocation of funds to securities available-for-sale and cash and due from banks during the six months ended June 30, 2004.

Securities available-for-sale increased $548,000 from $22,416,000 at December 31, 2003, to $22,964,000 at June 30, 2004.  The increase was primarily due to increases in U.S. government agency securities.  For the six months ended June 30, 2004, the yield on the securities portfolio was 3.06% compared to 4.05% for the same six-month period in 2003.  The decline in yield was due to proceeds of matured securities being reinvested in securities with lower rates.

Loans decreased $4,134,000 or 6.0% to $64,421,000 at June 30, 2004, compared to $68,555,000 at December 31, 2003.  The decrease was primarily due to decreases in residential and non-residential real estate loans and consumer loans.  These decreases were partially offset by slight increases in construction, commercial and agricultural loans.  The decreases in the various loan categories can be somewhat attributed to continued tightening of underwriting standards.

Other real estate owned decreased from $237,000 at December 31, 2003, to $95,000 at June 30, 2004.  During the first half of 2004, the Company sold one commercial and one residential real estate property, and foreclosed on one residential property.

Total deposits decreased $3,204,000 during the six months ended June 30, 2004, primarily due to decreases of $2,994,000 in time deposits and $270,000 in money market accounts.  The decrease in time deposits was primarily due to runoff of high-rate deposits which matured and were not renewed with the Bank.

Total shareholders’ equity decreased $488,000 from $9,198,000 at December 31, 2003, to $8,710,000 at June 30, 2004.  The decrease was due to a net loss of $272,000 for the six months ended June 30, 2004, and a decrease of $216,000 in accumulated other comprehensive income (unrealized losses on available-for-sale securities, net of related income taxes).

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

June 30,

December 31,

June 30,

(Dollars in thousands)

2004

2003

2003

Non-accrual loans

$782

$627

$ 1,169

Restructured loans

367

372

10

Loans 90 days or more past due

     and still accruing interest

37

1,033

588

     Total non-performing loans

1,186

2,032

1,767

Other real estate owned

95

237

644

     Total non-performing assets

$1,281

$2,269

$2,411

=====

=====

=====

Non-performing loans to total loans

1.84%

2.96%

2.61%

Non-performing assets to

     total loans plus other

          real estate owned

1.99%

3.30%

3.53%

The decrease in non-performing loans for the six-month period ended June 30, 2004 resulted from a $996,000 decrease in loans 90 days or more past due and still accruing interest.  The decrease was primarily due to an increase in loan charge-offs and improved collection efforts.  The decrease was partially offset by an increase of $155,000 in non-accrual loans.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “Watch” loans.  The “Watch” loans are graded for asset quality by either the Senior Loan Officer, President and/or the loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan losses on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance for loan losses is adequate to cover potentially uncollectible loans at June 30, 2004.

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

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios:  total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulations).  As of June 30, 2004, the Bank met all capital adequacy requirements to which it is subject and is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

For the three months ended June 30, 2004, the Company had a net loss of $50,000 compared to net income of $98,000 for the three months ended June 30, 2003.  Basic loss per common share for the second quarter of 2004 was $(0.09) compared to earnings per share of $0.17 for the same period in 2003.  The decrease was due to a reduction of $103,000 in net interest income, a reduction of $81,000 in non-interest income and an increase of $72,000 in the provision for loan losses, partially offset by a decrease of $42,000 in non-interest expense and a $66,000 change in the federal income tax provision (credit).  For the three months ended June 30, 2004, return on average equity (ROE) and return on average assets (ROA) were (2.28)% and (0.20)%, respectively, compared to 4.21% and 0.36%, for the same three-month period in 2003.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets decreased 5.8% from the second quarter last year while average interest-bearing liabilities decreased 7.5%.  The Company’s net interest margin for the three months ended June 30, 2004 was 3.65%, a decrease of 19 basis points (100 basis points equals 1.00%) from 3.84% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding securities, partially offset by a decrease in rates of interest-bearing liabilities.

For the three months ended June 30, 2004, the yield on interest-earning assets was 5.21% compared to 5.89% for the same period in 2003 and the cost of interest-bearing liabilities for the second quarter of 2004 was 1.83% compared to 2.37% for the same period last year.  Interest income for the three months ended June 30, 2004 was $1,219,000, a decrease of $249,000 compared to the same period for 2003.  The decrease in interest income was due to lower interest rates and by the change in mix of average balances of interest-earning assets.  Interest expense for the three months ended June 30, 2004 was $366,000, a decrease of $146,000 compared to the same period for 2003.  The decrease in interest expense was due to lower interest rates and lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $103,000 for the three months ended June 30, 2004 as compared to the same period for 2003.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, allocations are assigned to credits based upon specific allocations, historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $72,000 for the second quarter of 2004 compared with no provision for the second quarter of 2003.  Net loan charge-offs were $326,000 or 2.00% (annualized) of average loans for the three months ended June 30, 2004, compared to $13,000 or 0.08% (annualized) for the same period in 2003.  The second quarter 2004 provision for loan losses reflects the increased charge-offs in most loan categories and consideration of the overall level of risk in the loan portfolio.

 June 30,

December 31,

June 30,

2004

2003

2003

Allowance for loan losses

   as a percentage of loans

1.77%

2.03%

1.90%

Allowance for loan losses

   as a percentage of

     non-performing loans

96.12

68.65

73.01

Non-Interest Income

Non-interest income decreased $81,000 or 40.5% to $119,000 for the three months ended June 30, 2004, from $200,000 for the three months ended June 30, 2003.  Service charges on deposit accounts remained level while secondary market loan fees decreased $26,000 or 70.3%, fees on sales of annuities and mutual funds decreased $3,000 and other income decreased $52,000.  Secondary market loan fees decreased due to lower volumes of residential real estate loans being sold through the secondary mortgage market.  Fees on the sales of annuities and mutual funds decreased due to the termination in mid-2003 of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  Other income decreased primarily due to gains on the sale of two properties from other real estate owned during the second quarter of 2003.

Non-Interest Expenses

Non-interest expenses decreased $42,000 or 4.1% to $978,000 for the three months ended June 30, 2004, from $1,020,000 for the same period in 2003.  The decrease was primarily due to decreases of $40,000 in director’s fees, $8,000 in net occupancy and equipment expense, $6,000 in postage and $5,000 in advertising, partially offset by an increase of $27,000 in salaries, wages and employee benefits.  The Company’s Board of Directors in an effort to improve earnings have decided to waive their fees for 2004.  The increase in salaries, wages and employee benefits was primarily due to the hiring of new staff in the loan area in an effort to increase the size of the Company’s loan portfolio and improve the Bank’s collection efforts.  The Company’s management is diligently reviewing all areas of operations and contracts with vendors for reductions in expense in an effort to control costs.

Income Taxes

The income tax credit for the three months ended June 30, 2004 was $28,000 as compared to a provision for income taxes of $38,000 for the same period in 2003.  The effective tax rate for the second quarter of 2004 was (35.9%) compared to 27.9% for the second quarter of 2003.  The change in the provision for income taxes is the result of the second quarter 2004 loss.

Dividends

The Board of Directors of the Company has determined that due to the Company’s current financial position and second quarter 2004 loss, it is in the best interest of the Company not to pay a first half 2004 dividend.  As to the payment of future dividends, it will be based on the profitability of the Company.

Comparison of Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, the Company had a net loss of $272,000 compared to net income of $224,000 for the six months ended June 30, 2003.  Basic loss per common share for the first half of 2004 was $(0.46) compared to earnings per share of $0.38 for the same period in 2003.  The decrease was due to a reduction of $173,000 in net interest income, a reduction of $134,000 in non-interest income and an increase of $454,000 in the provision for loan losses, partially offset by a decrease of $26,000 in non-interest expense and a $239,000 change in the federal income tax provision (credit).  For the six months ended June 30, 2004, return on average equity (ROE) and return on average assets (ROA) were (6.06)% and (0.54)%, respectively, compared to 4.85% and 0.42%, for the same six-month period in 2003.

Net Interest Income

Average interest-earning assets decreased 5.3% from the first half last year while average interest-bearing liabilities decreased 7.3%.  The Company’s net interest margin for the six months ended June 30, 2004 was 3.78%, a decrease of 16 basis points (100 basis points equals 1.00%) from 3.94% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding securities, partially offset by a decrease in rates of interest-bearing liabilities.

For the six months ended June 30, 2004, the yield on interest-earning assets was 5.37% compared to 6.09% for the same period in 2003 and the cost of interest-bearing liabilities for the first half of 2004 was 1.87% compared to 2.47% for the same period last year.  Interest income for the six months ended June 30, 2004 was $2,527,000, a decrease of $491,000 compared to the same period for 2003.  The decrease in interest income was due to lower interest rates and by the change in mix of average balances of interest-earning assets.  Interest expense for the six months ended June 30, 2004 was $749,000, a decrease of $318,000 compared to the same period for 2003.  The decrease in interest expense was due to lower interest rates and lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $173,000 for the six months ended June 30, 2004 as compared to the same period for 2003.

Provision for Loan Losses

Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $454,000 for the first half of 2004 compared with no provision for the first half of 2003.  Net loan charge-offs were $643,000 or 1.93% (annualized) of average loans for the six months ended June 30, 2004, compared to $127,000 or 0.37% (annualized) for the same period in 2003.  Based on the first half 2004 reported amounts, the provision for loan losses and net charge-offs will exceed the amounts reported for the year 2003.

Non-Interest Income

Non-interest income decreased $134,000 or 35.9% to $239,000 for the six months ended June 30, 2004, from $373,000 for the six months ended June 30, 2003.  Service charges on deposit accounts remained level while secondary market loan fees decreased $56,000 or 77.8%, fees on sales of annuities and mutual funds decreased $25,000 and other income decreased $56,000.  Secondary market loan fees decreased due to lower volumes of residential real estate loans being sold through the secondary mortgage market.  Fees on the sales of annuities and mutual funds decreased due to the termination in mid-2003 of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  Other income decreased primarily due to gains on the sale of two properties from other real estate owned during the second quarter of 2003.

Non-Interest Expenses

Non-interest expenses decreased $26,000 or 1.3% to $1,980,000 for the six months ended June 30, 2004, from $2,006,000 for the same period in 2003.  The decrease was primarily due to decreases of $61,000 in director’s fees and $12,000 in net occupancy and equipment expense, partially offset by an increase of $28,000 in salaries, wages and employee benefits and an increase of $27,000 in legal fees.  The Company’s Board of Directors in an effort to improve earnings have decided to waive their fees for 2004.  The increase in salaries, wages and employee benefits was primarily due to the hiring of new staff in the loan area in an effort to increase the size of the Company’s loan portfolio and improve the Bank’s collection efforts.  Legal fees have increased due to increased collection efforts on past due loans.  The Company’s management is diligently reviewing all areas of operations and contracts with vendors for reductions in expense in an effort to control costs.

Income Taxes

The income tax credit for the six months ended June 30, 2004 was $145,000 as compared to a provision for income taxes of $94,000 for the same period in 2003.  The effective tax rate for the first half of 2004 was (34.8%) compared to 29.6% for the first half of 2003.  The change in the provision for income taxes is the result of the first half 2004 loss.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

With the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under  the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that:

(a)  information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB would be accumulated and communicated to the Company’s management, including its chief executive officer and treasurer, as appropriate, to allow timely decisions regarding required disclosure;

(b)  information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)  the Company disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-QSB are being prepared.

Changes in internal control over financial reporting

There were no changes during the period covered by this Quarterly Report on Form 10-QSB in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (“Annual Meeting”) of the Company was at Eastwood High School, 4900 Sugar Ridge Road, Pemberville, Ohio, on May 19, 2004, at 7:30 p.m.

According to the certified list of shareholders which was presented at the Annual Meeting, there were 586,644 votes entitled to be cast at the Annual Meeting, of which 441,158 was voted in person or by proxy, representing a majority of the outstanding votes entitled to be cast.

The Judges of Election of the Company inspected the signed proxies and ballots used at the Annual Meeting and found the same to be in proper form and accepted the tabulation of votes cast by proxy.  The following is a record of the votes cast in connection with the one proposition presented at the Annual Meeting.

Proposal 1:

To elect four Class II Directors to serve until the 2007 Annual Meeting:

FOR

WITHHELD

Joseph R. Hirzel

Number of votes

438,167

2,991

Percentage of shares voted

99.3%

0.7%

Rolland I. Huss

Number of votes

437,160

3,998

Percentage of shares voted

99.1%

0.9%

Marion Layman

Number of votes

436,872

4,286

Percentage of shares voted

99.0%

1.0%

Victor J. Proffitt

Number of votes

438,053

3,105

Percentage of shares voted

99.3%

0.7%

Class II Directors were elected as presented.

In addition to the Class II Directors elected at the Annual Meeting, the following Directors’ terms of office continued after the Annual Meeting:

Director

Term to Expire

Donald P. Gerke

2005

David G. Marsh

2005

Edmund J. Miller

2005

Cecil R. Adkins

2006

Norma J. Christen

2006

Mark S. Derkin

2006

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

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

August 12, 2004

/s/  Victor J. Proffitt

Date

Victor J. Proffitt

President and Chief Executive Officer

August 12, 2004

/s/  Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer