Form 10QSB
period 2004-09-30
EXCHANGE BANCSHARES INC
filed 2004-11-12
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number 33-54566

EXCHANGE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Ohio

34-1721453

(State or other jurisdiction of incorporation)

(IRS employer identification number)

237 Main Street, PO Box 177, Luckey, Ohio  43443

(Address of principal executive offices) (Zip code)

Issuer’s telephone number (419) 833-3401

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.     X.

The number of common shares outstanding as of October 31, 2004 was 586,644 shares, par value $5.00 per share.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format

Yes

No   X    .

EXCHANGE BANCSHARES, INC.

Form 10-QSB for the Quarter Ended September 30, 2004

TABLE OF CONTENTS

Page

PART I.     FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES	19

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30,

December 31,

(Dollars in thousands, except share data)

2004

2003

ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,669	$ 2,352
Interest-bearing demand deposits in banks	14	9
Federal funds sold	2,380	4,341
Total cash and cash equivalents	5,063	6,702
SECURITIES
Available-for-sale, at fair value	22,511	22,416
Restricted stock, at cost	681	665
Total securities	23,192	23,081
LOANS	63,015	68,555
Less allowance for loan losses	1,133	1,395
Net loans	61,882	67,160
PREMISES AND EQUIPMENT, NET	3,354	3,495
OTHER REAL ESTATE OWNED	95	237
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,283	1,273

TOTAL ASSETS	$94,869 ======	$101,948 =======
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$10,340	$10,438
Interest-bearing	75,388	81,811
Total deposits	85,728	92,249
Federal Home Loan Bank borrowing	75	86
Accrued interest payable and other liabilities	366	415
Total liabilities	86,169	92,750
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	680	1,087
Accumulated other comprehensive income	16	107
Total shareholders’ equity	8,700	9,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,869 ======	$101,948 ======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

(Dollars in thousands, except share data)

 2004

2003

2004

2003

INTEREST INCOME
Loans, including fees	$1,029	$1,292	$3,177	$3,866
Investment securities	160	187	516	559
Federal funds sold and other	20	19	43	91
Total interest income	1,209	1,498	3,736	4,516
INTEREST EXPENSE
Deposits	339	471	1,085	1,535
Federal Home Loan Bank borrowings	1	2	4	5
Total interest expense	340	473	1,089	1,540
Net interest income	869	1,025	2,647	2,976
PROVISION FOR LOAN LOSSES	88	20	542	20
Net interest income, after provision for loan losses	781	1,005	2,105	2,956
NON-INTEREST INCOME
Service charges on deposit accounts	96	108	288	297
Secondary market loan fees	12	14	28	86
Fees on sales of annuities and mutual funds	-	-	-	25
Securities gains	5	29	5	29
Other	11	14	42	101
Total non-interest income	124	165	363	538
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	534	530	1,552	1,520
Occupancy of premises	130	143	409	434
Bank, ATM and credit card charges	42	43	127	137
Data processing	42	42	130	129
Directors’ fees	-	38	-	99
Audit and other professional fees	72	47	163	129
Legal	32	24	114	79
State and other taxes	26	25	83	82
Postage and courier	27	27	83	84
Supplies and printing	20	20	60	60
Advertising	29	24	45	45
Telephone	24	26	67	74
Other	62	71	187	194
Total non-interest expenses	1,040	1,060	3,020	3,066
Income (loss) before federal income taxes	(135)	110	(552)	428
FEDERAL INCOME TAX PROVISION (CREDIT)	-	32	(145)	126

NET INCOME (LOSS)	$ (135) =====	$ 78 ===	$ (407) =====	$ 302 ===

NET INCOME (LOSS) PER SHARE Based on 586,644 shares in 2004 and 2003	$(0.23) =====	$0.13 ====	$(0.69) =====	$ 0.51 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Accumulated

Additional

other

Common

paid-in

Retained

comprehensive

stock

capital

earnings

income

Total

(Dollars in thousands, except share data)

BALANCE AT DECEMBER 31, 2003	$2,933	$5,071	$1,087	$107	$9,198
Comprehensive loss:
Net loss	-	-	(407)	-	(407)
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	(91)	(91)
Total comprehensive loss	-	-	-	-	(498)

BALANCE AT SEPTEMBER 30, 2004	$2,933 =====	$5,071 =====	$ 680 ====	$ 16 ====	$8,700 ====

BALANCE AT DECEMBER 31, 2002	$2,933	$5,071	$ 932	$286	$9,222
Comprehensive income:
Net income	-	-	302	-	302
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	(129)	(129)

Total comprehensive income	-	-	-	-	173
Cash dividends ($.20 per share)	-	-	(117)	-	1(117)

BALANCE AT SEPTEMBER 30, 2003	$2,933 =====	$5,071 =====	$1,117 =====	$157 ====	$9,278 =====

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,

2004

2003

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (407)	$302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	542	20
Depreciation	180	191
Deferred federal income taxes	(36)	(50)
Investment securities amortization (accretion), net	326	210
Federal Home Loan Bank stock dividends	(16)	(19)
Securities gains	(5)	(29)
Losses (gains) from sale of other real estate owned and equipment	19	(38)
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	152	511
Accrued interest payable and other liabilities	(115)	(90)
Net cash provided by operating activities	640	1,008
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(6,874)	(21,001)
Proceeds from sale of available-for-sale securities	1,023	2,131
Proceeds from maturities of available-for-sale securities	5,296	12,780
Net decrease in loans	4,629	686
Purchases of premises and equipment	(76)	(343)
Proceeds from disposal of equipment	40	14
Proceeds from sale of other real estate owned	215	1,066
Net cash provided by (used in) investing activities	4,253	(4,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(6,521)	(5,257)
Repayment of Federal Home Loan Bank borrowings	(11)	(13)
Dividends paid	-	(117)
Net cash used in financing activities	(6,532)	(5,387)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,639)	(9,046)

CASH AND CASH EQUIVALENTS
Beginning of period	6,702	15,765

End of period	$5,063 =====	$6,719 =====

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ 1,131	$ 1,611
Cash paid during the period for income taxes	3	105
Loans transferred to other real estate owned and foreclosed assets	173	522
Transfer of allowance for loan losses to other liabilities	66	-

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

PER SHARE DATA

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period.

Dividends per share are based on the number of shares outstanding at the declaration date.

RECLASSIFICATIONS

Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.

NOTE 2.  LOANS

Loans are summarized as follows:

(Dollars in thousands)	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 1,971	3.1%	$ 1,291	1.9%
Residential properties	31,300	49.7%	32,758	47.8%
Non-residential properties, including farm land	18,996	30.1%	21,377	31.2%
Agricultural production	875	1.4%	633	0.9%
Commercial and industrial	2,063	3.3%	1,838	2.7%
Consumer	7,436	11.8%	9,714	14.1%
Municipal	374	0.6%	944	1.4%
Total loans	$63,015	100.0%	$68,555	100.0%

Activity in the allowance for loan losses is summarized as follows:

Nine Months Ended

Year Ended

Nine Months Ended

September 30, 2004

December 31, 2003

September 30, 2003

 (Dollars in thousands)

Beginning balance	$1,395	$1,417	$1,417
Provision for loan losses	542	250	20
Loans charged-off	(854)	(540)	(418)
Recoveries	116	268	226
Transfer	(66)	-	-

Ending balance	$1,133 =====	$1,395 =====	$1,245 =====

The $66,000 transfer represents the reclassification to other liabilities of that portion of the allowance applicable to unfunded loan commitments.

NOTE 3.  REGULATORY MATTERS

The following table illustrates the compliance by the Company and the Bank with currently applicable regulatory capital requirements.

Minimum to be

Well Capitalized

Minimum

Under Prompt

Capital

Corrective

Actual

Requirement

Action Provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

(Dollars in thousands)

As of September 30, 2004:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$9,354	15.6%	$ 4,793	> 8.0%	$ N/A	N/A
Bank	9,233	15.4	4,786	> 8.0%	5,983	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$8,601	14.4%	$ 2,396	> 4.0%	$ N/A	N/A
Bank	8,480	14.2	2,393	> 4.0%	3,590	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$8,601	8.8%	$ 3,919	> 4.0%	$ N/A	N/A
Bank	8,480	8.7	3,908	> 4.0%	4,885	> 5.0%

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company periodically is subject to claims and lawsuits which arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

At September 30, 2004, the Company had commitments to originate or fund loans totaling $9,805,000, including $52,000 of commitments for standby letters of credit, and no commitments to purchase or sell loans.

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

Changes in Financial Condition

Balance Sheets

At September 30, 2004, the consolidated assets of the Company totaled $94,869,000, a decrease of $7,079,000 or 6.9% from $101,948,000 at December 31, 2003.  The decrease was primarily due to decreases of $5,540,000 in loans and $1,961,000 in federal funds sold, partially offset by an increase of $317,000 in cash and due from banks.  Also, during the nine months ended September 30, 2004, deposits decreased $6,521,000 to $85,728,000 from $92,249,000 at December 31, 2003 and shareholders’ equity decreased $498,000 to $8,700,000 at September 30, 2004.  The ratio of capital to total assets was 9.2% at September 30, 2004 compared to 9.0% at December 31, 2003.

The decrease in federal funds sold was primarily due to the re-allocation of funds to cash and due from banks and an outflow of deposits during the nine months ended September 30, 2004.

Securities available-for-sale increased $95,000 from $22,416,000 at December 31, 2003, to $22,511,000 at September 30, 2004.  The increase was primarily due to increases in U.S. treasury and corporate securities, offset by decreases in U.S. government agency and mortgage-backed securities.  For the nine months ended September 30, 2004, the yield on the securities portfolio was 2.97% compared to 3.71% for the same nine-month period in 2003.  The decline in yield was due to proceeds of matured securities being reinvested in securities with lower rates.

Loans decreased $5,540,000 or 8.1% to $63,015,000 at September 30, 2004, compared to $68,555,000 at December 31, 2003.  The decrease was primarily due to decreases in residential and non-residential real estate loans, consumer and municipal loans.  These decreases were partially offset by slight increases in construction, commercial and agricultural loans.  The decreases in the various loan categories can be attributed to continued tightening of underwriting standards, charged-off loans and loan payoffs.

Other real estate owned decreased from $237,000 at December 31, 2003, to $95,000 at September 30, 2004.  During the first half of 2004, the Company sold one commercial and one residential real estate property, and foreclosed on one residential property.

Total deposits decreased $6,521,000 or 7.1% during the nine months ended September 30, 2004, primarily due to decreases of $7,411,000 in time deposits and $284,000 in money market accounts, partially offset by an increase of $1,110,000 in demand deposit accounts.  The decrease in time deposits was primarily due to runoff of high-rate deposits which matured and were not renewed with the Bank.

Total shareholders’ equity decreased $498,000 from $9,198,000 at December 31, 2003, to $8,700,000 at September 30, 2004.  The decrease was due to a net loss of $407,000 for the nine months ended September 30, 2004, and a decrease of $91,000 in accumulated other comprehensive income (unrealized gains on available-for-sale securities, net of related income taxes).

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

 September 30,

December 31,

September 30,

(Dollars in thousands)

2004

2003

2003

Non-accrual loans

$798

$627

$816

Restructured loans

354

372

376

Loans 90 days or more past due

     and still accruing interest

118

1,033

652

     Total non-performing loans

1,270

2,032

1,844

Other real estate owned

95

237

644

        Total non-performing assets

$1,365

$2,269

$2,488

=====

======

=====

Non-performing loans to total loans

2.02%

2.96%

2.59%

Non-performing assets to

     total loans plus other

     real estate owned

2.16%

3.30%

3.47%

The decrease in non-performing loans for the nine month period ended September 30, 2004 resulted from a $915,000 decrease in loans 90 days or more past due and still accruing interest.  The decrease was primarily due to loan charge-offs, improved collection efforts, and the transfer of certain problem credits to non-accrual status.

Management has both internal and external loan review procedures that provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “Watch” loans.  The “Watch” loans are graded for asset quality by either the Senior Loan Officer, President and/or the loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by Management and the Board of Directors in determining the adequacy of the allowance for loan losses on a quarterly basis.  Management believes significant factors affecting the allowance are reviewed regularly and that the allowance for loan losses is adequate to cover potentially uncollectible loans at September 30, 2004.

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

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios:  total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined by the regulations).  As of September 30, 2004, the Bank met all capital adequacy requirements to which it is subject and is regarded as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004, the Company had a net loss of $135,000 compared to net income of $78,000 for the three months ended September 30, 2003.  Basic loss per common share for the third quarter of 2004 was $(0.23) compared to earnings per share of $0.13 for the same period in 2003.  The decrease was due to a reduction of $156,000 in net interest income, a reduction of $41,000 in non-interest income and an increase of $68,000 in the provision for loan losses, partially offset by a decrease of $20,000 in non-interest expenses and a $32,000 change in the federal income tax provision.  For the three months ended September 30, 2004, the annualized return on average equity (ROE) and return on average assets (ROA) were (6.15)% and (0.55)%, respectively, compared to 3.35% and 0.29%, for the same three-month period in 2003.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., deposits and borrowed funds).  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances.  The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets decreased 8.1% from the third quarter last year while average interest-bearing liabilities decreased 9.0%.  The Company’s net interest margin for the three months ended September 30, 2004 was 3.77%, a decrease of 32 basis points (100 basis points equals 1.00%) from 4.09% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding securities, partially offset by a decrease in rates of interest-bearing liabilities, especially time deposits.

For the three months ended September 30, 2004, the yield on interest-earning assets was 5.25% compared to 5.96% for the same period in 2003 and the cost of interest-bearing liabilities for the third quarter of 2004 was 1.73% compared to 2.19% for the same period last year.  Interest income for the three months ended September 30, 2004 was $1,209,000, a decrease of $289,000 compared to the same period for 2003.  The decrease in interest income was due to lower interest rates and by the change in mix of average balances of interest-earning assets.  Interest expense for the three months ended September 30, 2004 was $340,000, a decrease of $133,000 compared to the same period for 2003.  The decrease in interest expense was due to lower interest rates and lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $156,000 for the three months ended September 30, 2004 as compared to the same period for 2003.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, allocations are assigned to credits based upon specific allocations, historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $88,000 for the third quarter of 2004 compared to $20,000 for the third quarter of 2003.  Net loan charge-offs were $95,000 or 0.60% (annualized) of average loans for the three months ended September 30, 2004, compared to $65,000 or 0.38% (annualized) for the same period in 2003.  The third quarter 2004 provision for loan losses reflects the increased charge-offs in most loan categories and consideration of the overall level of risk in the loan portfolio.

September 30,

December 31,

September 30,

2004

2003

2003

Allowance for loan losses

   as a percentage of loans

1.80%

2.03%

1.75%

Allowance for loan losses

   as a percentage of

   non-performing loans

89.21

68.65

67.52

Non-Interest Income

Non-interest income decreased $41,000 or 24.8% to $124,000 for the three months ended September 30, 2004, from $165,000 for the three months ended September 30, 2003.  The decrease was primarily due to decreases of $12,000 or 11.1% in service charges on deposit accounts and $24,000 in net gains on sales of securities.  Service charges on deposit accounts decreased primarily due to decreases in service charges and overdraft charges on checking accounts.  Service charges decreased due to the introduction of personal free checking accounts in the second quarter of 2004.

Non-Interest Expenses

Non-interest expenses decreased $20,000 or 1.9% to $1,040,000 for the three months ended September 30, 2004, from $1,060,000 for the same period in 2003.  The decrease was primarily due to decreases of $38,000 in directors’ fees and $13,000 or 9.1% in net occupancy and equipment expense, partially offset by increases of $25,000 or 53.2% in audit and other professional fees and $8,000 or 33.3% in legal fees.  In an effort to improve earnings, the Company’s Board of Directors decided to waive their fees for 2004.  The increase in audit and other professional fees was primarily due to increases in external audit fees and consulting fees.  Legal fees increased due to increased collection efforts on past due loans.  The Company’s management is diligently reviewing all areas of operations and contracts with vendors for reductions in expense in an effort to control costs.

Income Taxes

There was no provision for income taxes for the three months ended September 30, 2004 compared to $32,000 for the same period in 2003.  The effective tax rate for the third quarter of 2003 was 29.1%.  Because of the accumulated losses for 2004, it was decided not to provide for any income tax credit for the quarter ended September 30, 2004.

Dividends

The Board of Directors of the Company has determined that due to the Company’s current financial position and year-to-date 2004 loss, it is in the best interest of the Company not to pay a dividend.  The payment of future dividends will largely depend on the future profitability of the Company.

Comparison of Nine Months Ended June 30, 2004 and 2003

For the nine months ended September 30, 2004, the Company had a net loss of $407,000 compared to net income of $302,000 for the nine months ended September 30, 2003.  Basic loss per common share for the nine months ended September 30, 2004 was $(0.69) compared to earnings per share of $0.51 for the same period in 2003.  The decrease was due to a reduction of $329,000 in net interest income, a reduction of $175,000 in non-interest income and an increase of $522,000 in the provision for loan losses, partially offset by a decrease of $46,000 in non-interest expenses and a $271,000 change in the federal income tax provision (credit).  For the nine months ended September 30, 2004, the annualized return on average equity (ROE) and return on average assets (ROA) were (6.09)% and (0.54)%, respectively, compared to 4.35% and 0.38%, for the same nine month period in 2003.

Net Interest Income

Average interest-earning assets decreased 6.2% for the nine months ended September 30, 2004 as compared to the same period last year while average interest-bearing liabilities decreased 7.9%.  The Company’s net interest margin for the nine months ended September 30, 2004 was 3.78%, a decrease of 21 basis points (100 basis points equals 1.00%) from 3.99% for the same period last year.  The decrease in net interest margin was primarily due to the migration from higher yielding loans to lower yielding securities, partially offset by a decrease in rates of interest-bearing liabilities.

For the nine months ended September 30, 2004, the yield on interest-earning assets was 5.33% compared to 6.05% for the same period in 2003 and the cost of interest-bearing liabilities was 1.82% compared to 2.38%, respectively.   Interest income for the nine months ended September 30, 2004 was $3,736,000, a decrease of $780,000 compared to the same period for 2003.  The decrease in interest income was due to lower interest rates and by the change in mix of average balances of interest-earning assets.  Interest expense for the nine months ended September 30, 2004 was $1,089,000, a decrease of $451,000 compared to the same period for 2003.  The decrease in interest expense was due to lower interest rates and lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $329,000 for the nine months ended September 30, 2004 as compared to the same period for 2003.

Provision for Loan Losses

Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $542,000 for the nine months ended September 30, 2004 compared with $20,000 for the same period in 2003.  Net loan charge-offs were $738,000 or 1.50% (annualized) of average loans for the nine months ended September 30, 2004, compared to $192,000 or 0.37% (annualized) for the same period in 2003.  Based on the September 30, 2004 reported amounts, the provision for loan losses and net charge-offs will exceed the amounts reported for the year 2003.

Non-Interest Income

Non-interest income decreased $175,000 or 32.5% to $363,000 for the nine months ended September 30, 2004, from $538,000 for the nine months ended September 30, 2003.  The decrease was primarily due to decreases of $58,000 or 67.4% in secondary market loan fees, $25,000 in fees on sales of annuities and mutual funds, $24,000 in net gains on sales of securities and $59,000 or 58.4% in other income.  Secondary market loan fees decreased due to lower volumes of residential real estate loans being sold through the secondary mortgage market.  Fees on the sales of annuities and mutual funds decreased due to the termination in mid-2003 of an agreement, between the Company and an outside service provider, for the sales of annuities and mutual funds through the Company.  Other income decreased primarily due to gains on the sale of two properties from other real estate owned during the second quarter of 2003.

Non-Interest Expenses

Non-interest expenses decreased $46,000 or 1.5% to $3,020,000 for the nine months ended September 30, 2004, from $3,066,000 for the same period in 2003.  The decrease was primarily due to decreases of $99,000 in directors’ fees and $25,000 or 5.8% in net occupancy and equipment expense, partially offset by increases of $32,000 or 2.1% in salaries, wages and employee benefits, $34,000 or 26.4% in audit and other professional fees and $35,000 or 44.3% in legal fees.  In an effort to improve earnings, the Company’s Board of Directors decided to waive their fees for 2004.  The increase in salaries, wages and employee benefits was primarily due to the hiring of new staff in the loan area in an effort to increase the size of the Company’s loan portfolio and improve the Bank’s collection efforts.  The increase in audit and other professional fees was primarily due to increases in external audit fees, external loan review fees and consulting fees.  Legal fees have increased due to increased collection efforts on past due loans.  The Company’s management is diligently reviewing all areas of operations and contracts with vendors for reductions in expense in an effort to control costs.

Income Taxes

The income tax credit for the nine months ended September 30, 2004 was $145,000 as compared to a provision for income taxes of $126,000 for the same period in 2003.  The effective tax rate for the nine months ended September 30, 2004 was (26.3%) compared to 29.4% for the same period in 2003.  The change in the provision for income taxes is the result of the net loss for the nine months ended September 30, 2004.

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

(b)  information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)  the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-QSB are being prepared.

Changes in internal control over financial reporting

There were no changes during the period covered by this Quarterly Report on Form 10-QSB in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

November 12, 2004

/s/  Victor J. Proffitt

Date

Victor J. Proffitt

President and Chief Executive Officer

November 12, 2004

/s/  Thomas E. Funk

Date

Thomas E. Funk

Vice President and Chief Financial Officer