Form 10KSB
period 2004-12-31
EXCHANGE BANCSHARES INC
filed 2005-03-31
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

State issuer’s revenues for the most recent fiscal year.  $5,442,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the voting stock held by non-affiliates was $6,457,965 based upon the trading price of $12.40 per share as of March 16, 2005.

The number of common shares outstanding as of March 16, 2005 was 586,644 shares, par value $5.00 per share.

Documents Incorporated by Reference

Portions of registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 – Parts I and II of Form 10-KSB.

Transitional Small Business Disclosure Format   Yes           No     X    .

EXCHANGE BANCSHARES, INC.

For the Year Ended December 31, 2004

TABLE OF CONTENTS

Page

PART I.

Item 1.	Description of Business	3
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

PART II.

PART III.

SIGNATURES	12

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

The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage.  The Bank is supervised by the State of Ohio, Division of Financial Institutions.  The Bank is a member of the Federal Reserve System and is subject to its supervision.  Deposits of the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).  As such, the Bank is subject to periodic examination by the Division of Financial Institutions of the State of Ohio and the Federal Reserve Board.  The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

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

Employees

As of December 31, 2004, the Bank had 46 full-time and 7 part-time employees.  The Company has no employees, however, personnel costs incurred by the Company are reimbursed to the Bank.

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

The competitive factors within the financial services industry can be classified into two categories, competitive rates and competitive services.  With recent interest rates being at a forty year low, there is increased competition for quality loans and deposits.  From a service standpoint, financial institutions compete against each other in types of services such as service costs, banking hours and similar features.  The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans.  With respect to services, the Bank offers extended banking hours and operates five ATM’s (automated teller machines).

Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower.  As of December 31, 2004 and 2003 the legal lending limits were approximately $1,394,000 and $1,463,000 respectively.  As of December 31, 2004 and 2003, no loans were over the legal lending limit.

ITEM 2.  Description of Property

The Bank’s principal office is located at 235 Main Street, Luckey, Ohio 43443.  The Bank’s four branches are located in Walbridge, Holland, Perrysburg and Sylvania, Ohio.  The Bank owns all of the above properties and all are considered in good condition and suitable for their intended use.  The Company operates out of the Bank’s main office although it has a separate mailing address.

ITEM 3.  Legal Proceedings

In the opinion of management of the Company, there are no legal proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company or the Bank.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or the Bank by government authorities or others.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART  II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

At December 31, 2004, the Company had approximately 783 shareholders of record.  Sweney Cartwright & Co. and McDonald & Company, broker-dealers, make a limited over-the-counter market in shares of the Company Common Stock.  There are no plans to list the shares of the Company Common Stock on any stock exchange.  In 2004, Sweney Cartwright & Co. and McDonald & Company purchased and sold shares of stock of the Company at prices ranging from $16.00 to $18.75 per share.  The offer to purchase shares, in some instances, was conditional upon their ability to sell the shares at a predetermined price.  The following represents a summary of the quarterly high and low prices based on transactions reported to the Company.

March 31, 2004

June 30, 2004

September 30, 2004

December 31, 2004

High

$18.75

$18.35

$17.00

$17.00

Low

18.00

17.00

16.00

16.00

Dividend

0.00

0.00

0.00

0.00

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

The Company is subject to the dividend restrictions set forth by the Federal Reserve Board.  The Bank, as a state bank, is subject to the dividend restrictions set forth by the State of Ohio Division of Financial Institutions.  Under such restrictions, the Bank may not, without prior approval of the Superintendent of Financial Institutions, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years.  At December 31, 2004, neither the Company nor the Bank may pay a dividend without the approval of regulators.

At December 31, 2004, there were no securities authorized for issuance under equity compensation plans.

The Company has not sold any of its equity securities within the past three years and there has been no repurchase of any of its equity shares.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information is contained in the 2004 Annual Report, under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, and is incorporated herein by reference.

ITEM 7.  Financial Statements

The following information required by this item is contained in the 2004 Annual Report and is incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Operations – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During the fiscal year 2003, the Audit Committee of the Board of Directors of the Company determined to replace the Company’s accountant, Dixon, Francis, Davis & Company (“Dixon”) with Clifton Gunderson LLP (“Clifton”).  The engagement of Dixon as the Company’s certifying accountant terminated on June 9, 2003.

During the period from January 1, 2003 to June 9, 2003, there were no disagreements with Dixon on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedures.

The Audit Committee of the Board of Directors of the Company, on July 16, 2003, engaged Clifton as the principal accountant of the Company to audit the Company’s financial statements.

The above information was reported by the Company on Form 8-K filed on June 27, 2003 and July 16, 2003.

There were no disagreements with Clifton for the years ended December 31, 2004 or 2003.

ITEM 8A.  Controls and Procedures

(a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms.  Based upon this evaluation, these officers have concluded that as of December 31, 2004 the Company’s disclosure controls and procedures are effective.

(b)  Changes in internal control over financial reporting

During the quarter ended December 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The U.S. Securities and Exchange Commission has extended the non-accelerated filers compliance dates for Section 404 of the Sarbanes-Oxley Act.  Under the latest extension, non-accelerated filers must begin to comply with the internal control over financial reporting requirements for their first fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005 compliance date and is applicable to the Company.

ITEM 8B.  Other Information

None

PART III

ITEM 9.  Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors of the Company and the executive officers of the Company.  Included in the table is information regarding each person’s principal occupation or employment during the past five years.

Name	Age	Director Since	Term to Expire	Principal Occupation for the Last Five Years

Cecil R. Adkins	76	1989	2006	Mr. Adkins has served on the Board of Directors of the Bank since 1989 and the Company since 1993. He is owner of mobile home parks and is a developer.

Mark S. Derkin	56	1994	2006

Mr. Derkin has served on the Board of Directors of the Bank since 1994 and the Company since 2001.  Mr. Derkin is president and chief executive officer of Derkin & Wise, a Specialized Industrial Distributor.

Donald P. Gerke	62	1994	2005

Mr. Gerke has served on the Board of Directors of the Bank since 1994 and the Company since 1995.  He is an educator, having taught high school mathematics and has been an adjunct college instructor at Bowling Green State University and Bluffton College.

Joseph R. Hirzel	67	1989	2006	Mr. Hirzel has served on the Board of Directors of the Bank since 1989 and the Company since 1993. He is the Corporate Secretary of the Hirzel Canning Company and serves as Secretary of the Company.

Rolland I. Huss	75	1977	2007	Mr. Huss has served on the Board of Directors of the Bank since 1977 and the Company since 1993. Mr. Huss is a farm owner and operator and serves as Chairman of the Bank.

Marion Layman	79	1962	2007	Mr. Layman has served on the Board of Directors of the Bank since 1962 and the Company since 1993. Mr. Layman is Chairman Emeritus of The Exchange Bank and Chairman of the Company.

David G. Marsh	47	1993	2005

Mr. Marsh has served on the Board of Directors of the Bank since 1993 and the Company since 1994.  Mr. Marsh is owner, embalmer and president of Marsh Funeral Home, Inc.; owner of Marsh Stone Co. and Marsh Insurance Agency.

Edmund J. Miller	62	1995	2005	Mr. Miller has served on the Board of Directors of the Company since 1995 and the Bank since 1996. He is a television engineer with Liberty Corporation, WTOL television.

Victor J. Proffitt	58	2004	2007

Mr. Proffitt has served on the Board since January, 2004.  He was employed by Fifth Third Bank since 1968, most recently as a Senior Vice President, until his retirement at the end of 2000.  He served as Director of Development for the Salvation Army until the end of 2003.

Thomas E. Funk	50	N/A	N/A	Mr. Funk has served as the Vice President, Treasurer and CFO of the Company since March 1, 2002. Prior to March 1, 2002, Mr. Funk was Assistant V.P./Finance for Sky Financial Group, Inc.

No family relationships exist between the Company’s Directors, nominees and executive officers.  There are no arrangements or understandings between any Director or nominee and any other person concerning service or nomination as a Director.

The Company’s Code of Ethics is applicable to all directors and employees.  A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-KSB.

Audit Committee

The Audit Committee met 14 times to review the previous fiscal year results, the scope of the internal and external audits and internal accounting procedures and controls.  Members of the Audit Committee are Messrs. Derkin, Gerke, Marsh and Miller.  The Company’s board adopted an amended written charter for the Audit Committee on February 17, 2004.  The Board of Directors has determined that Mark S. Derkin is an audit committee financial expert as defined by the SEC rules and regulations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and Directors and persons who own 10% or more of the Company’s common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Officers, Directors and 10% or greater shareholders are required by the Commission’s regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.  The same requirements applied to Officers, Directors and 10% shareholders of the Bank prior to the holding company reorganization on January 3, 1994, except that such Form 3, 4 and 5 reports were previously filed with the Board of governors of the Federal Reserve System.  All such forms were filed in a timely manner as required, except for one Form 4 of David G. Marsh and two Forms 4 of Edmund J. Miller.  The late filings for David G. Marsh and Edmund J. Miller were due to timing issues for shares purchased under the optional cash purchase provisions of the Company’s Dividend Reinvestment Plan.

ITEM 10.  Executive Compensation

Director Compensation

As a result of the lack of earnings, the directors agreed to forego the payment of any director fees for the year 2004.

Executive Compensation

The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Chief Executive Officer and the most highly compensated executive officers whose salary exceeds $100,000, for all services rendered to the company in all capacities.  For fiscal year 2004, no other officer of the Company or the Bank received compensation in excess of $100,000.

Summary Compensation Table

Annual Compensation

Long Term Compensation Awards

Securities

Other

Underlying

All Other

Name / Title

Year

Salary

Bonus

Compensation(1)

Options/SARs

Compensation

Victor A. Proffitt (2)

2004

$150,808

$0

$7,663 (2)

N/A

N/A

President and CEO

Jeffery A. Robb (3)

2003

111,875

4,000

15,065 (3)

N/A

N/A

President and CEO

2002

32,125

0

5,025 (3)

N/A

N/A

(1)  Other annual compensation consists of amounts representing the allocation to each named executive under the

     401(k) Deferred Compensation Plan, Director/Committee fees, and other employee benefits.

(2)   Mr. Proffitt became President and Chief Executive Officer effective January 1, 2004.

(3)  Mr. Robb served the Company as President and Chief Executive Officer from July, 2002 until December 31,

      2003.  Other compensation includes $13,500 directors’ fees.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For purposes of these tables, a person is considered to beneficially own any shares over which he or she exercises sole or shared investment power or of which he or she have the right to acquire beneficial ownership within 60 days.  Unless otherwise indicated, voting power and investment power are exercised solely by the person named in the tables or shared with members of his or her household.  Shares deemed outstanding for purposes of computing “Percent of Common Stock” are calculated based on 586,644 shares outstanding.  None of the principal holders has the right to acquire beneficial ownership of the Company's common stock within 60 days.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Outstanding

Joanne R. Moran Toledo, OH 43623	35,695(2)	6.08%

(1)  All shares are held of record with sole voting and investment power unless otherwise indicted.  Beneficial

     Ownership numbers are as of December 31, 2004.

(2)  Includes 4,273 shares owned by Mrs. Moran’s husband.

Name, Position(s) of Beneficial Owner or Director	Number of Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding

Cecil R. Adkins, Director	4,624	(2)	0.79%
Mark S. Derkin, Director	279		0.05%
Donald P. Gerke, Director	4,411	(3)	0.75%
Joseph R. Hirzel, Director, Secretary	3,276	(4)	0.56%
Rolland I. Huss, Director	29,306	(5)	4.99%
Marion Layman, Director, Chairman	14,817	(6)	2.53%
David G. Marsh, Director	992	(7)	0.17%
Edmund J. Miller, Director	7,136	(8)	1.22%
Victor J. Proffitt, Director, President & CEO	1,000		0.17%
Thomas E. Funk, Vice President & CFO	0		--

All Directors and Executive Officers as a Group (10 Persons)	65,841		11.23%

(1)  All shares are held of record with sole voting and investment power unless otherwise indicated.  Beneficial

     Ownership numbers are as of December 31, 2004.

(2)  Includes 4,100 shares jointly owned by Mr. Adkins’ wife.

(3)  Includes 4,189 shares owned by The Gerke Family Trust.

(4)  Includes 186 shares owned by Mr. Hirzel’s wife.

(5)  Includes 609 shares owned by Mr. Huss’s wife and 99 shares owned jointly with two grandchildren.

(6)  Includes 9,329 shares owned by the Marion Layman Trust and 5,388 shares owned by the Naomi Layman Trust.

(7)  Owned jointly with Mr. Marsh’s wife.

(8)  Includes 708 owned jointly with two children, 1,265 owned jointly with wife and 394 owned by Mr. Miller’s wife.

ITEM 12.  Certain Relationships and Related Transactions

The Company has engaged and intends to continue to engage in the lending of money through The Exchange Bank (the “Bank”), its wholly-owned subsidiary, to various directors and officers of the Company.  These loans to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or other unfavorable features.

ITEM 13.  Exhibits

(a)     Exhibits

Reference to Prior

Filing of Exhibit or

of Exhibit’s Inclusion

Exhibit No.

Document

in this Filing

3(i)	The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc.	(1)
3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)
10	Change of Control Agreement – Thomas E. Funk	(3)
13	2004 Annual Report to Shareholders	(3)
14	Code of Ethics	(3)
21	Subsidiaries of the Company	(3)
23	Consent of Accountants	(3)
31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(3)
31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(3)
32.1	Section 1350 CEO’s Certification	(3)
32.2	Section 1350 CFO’s Certification	(3)
99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	(3)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Included herein

ITEM 14.  Principal Accountant Fees and Services

The Audit Committee engaged Clifton Gunderson LLP as the independent public accountants of the Company to audit the Company's 2004 consolidated financial statements and intends to appoint them for the 2005 fiscal year.  Clifton Gunderson LLP has served as independent auditors of the Company since 2003.

Audit Fees

The aggregate fees of Clifton Gunderson LLP for professional services rendered for the audit of the Company’s consolidated financial statements and the review of the financial statements included in the Company’s Forms 10-QSB were $61,000 for fiscal year 2004 and were $51,000 for fiscal year 2003.

Audit-Related Fees

There were no “Audit-Related Fees” billed by Clifton Gunderson LLP for fiscal year 2004 or fiscal year 2003.

Tax Fees

The aggregate fees of Clifton Gunderson LLP for professional services rendered for federal income tax return, quarterly estimated tax payments, state franchise taxes and state personal property taxes were $7,000 for fiscal year 2004.  There were no “Tax Fees” billed by Clifton Gunderson LLP for fiscal year 2003.

All Other Fees

There were no fees billed by Clifton Gunderson LLP for all other services not included in “Audit Fees”, “Audit-Related Fees” or “Tax Fees” for fiscal year 2004.  The aggregate fees of Clifton Gunderson LLP for all other services not included in “Audit Fees”, “Audit-Related Fees” or “Tax Fees” were $2,975 for fiscal year 2003, for a review of the interest rate risk analysis model.

As required by the Sarbanes-Oxley Act of 2002, the Audit Committee is responsible for the approval of all audit and permitted non-audit services performed by the independent public accountants for the Company.  The Audit Committee pre-approved 100% of the audit and permitted non-audit services performed by Clifton Gunderson LLP for fiscal year 2004.  The Audit Committee has considered and ultimately determined that the provision of any of the non-audit or other services provided by Clifton Gunderson LLP to the Company is compatible with maintaining their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

EXCHANGE BANCSHARES, INC.

/s/  Victor J. Proffitt

/s/  Thomas E. Funk

Victor J. Proffitt

Thomas E. Funk

President and Chief Executive Officer

Vice President, Treasurer and Chief Financial Officer

Principal Executive Officer

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Cecil R. Adkins

/s/  Marion Layman

Cecil R. Adkins, Director

Marion Layman, Chairman

Date:  March 29, 2005

Date:  March 29, 2005

/s/  Mark S. Derkin

/s/  David G. Marsh

Mark S. Derkin, Director

David G. Marsh, Director

Date:  March 30, 2005

Date:  March 29, 2005

/s/  Donald P. Gerke

/s/  Edmund J. Miller

Donald P. Gerke, Director

Edmund J. Miller, Director

Date:  March 30, 2005

Date:  March 29, 2005

/s/  Joseph R. Hirzel

/s/  Victor J. Proffitt

Joseph R. Hirzel, Director

Victor J. Proffitt, Director

Date:  March 30, 2005

Date:  March 25, 2005

/s/  Rolland I. Huss

Rolland I. Huss, Director

Date:  March 30, 2005

INDEX TO EXHIBITS

Reference to Prior

Filing of Exhibit or

of Exhibit’s Inclusion

Exhibit No.

Document

in this Filing

3(i)	The Amended and Restated Articles of Incorporation	(1)

3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)

10	Change of Control Agreement – Thomas E. Funk	(3)

13	2004 Annual Report to Shareholders	(3)

14	Code of Ethics	(3)

21	Subsidiaries of the Company	(3)

23	Consent of Accountants	(3)

31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(3)

31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(3)

32.1	Section 1350 CEO’s Certification	(3)

32.2	Section 1350 CFO’s Certification	(3)

99	Safe Harbor Under the Private Securities Litigation Reform Act if 1995	(3)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Included herein