Form 10-Q
period 2005-03-31
EXCHANGE BANCSHARES INC
filed 2005-05-16
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission File Number 33-54566

EXCHANGE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Ohio

34-1721453

(State or other jurisdiction of incorporation)

(IRS employer identification number)

237 Main Street,  PO Box 177, Luckey, Ohio  43443

(Address of principal executive offices) (Zip code)

Issuer’s telephone number (419) 833-3401

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.   Yes      X     No  _____

The number of common shares outstanding as of April 30, 2005 was 586,644 shares, par value $5.00 per share.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format

Yes

No   X    .

EXCHANGE BANCSHARES, INC.

Form 10-QSB for the Quarter Ended March 31, 2005

TABLE OF CONTENTS

Page

PART I.     FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES	18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,776	$ 1,719
Interest-bearing demand deposits in banks	10	12
Federal funds sold	1,166	598
Total cash and cash equivalents	3,952	2,329
SECURITIES
Available-for-sale, at fair value	19,036	22,258
Restricted stock, at cost	692	686
Total securities	19,728	22,944
LOANS	60,283	62,274
Less allowance for loan losses	1,132	1,106
Net loans	59,151	61,168
PREMISES AND EQUIPMENT, NET	3,262	3,318
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,429	1,285

TOTAL ASSETS	$ 87,522	$ 91,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 13,473	$ 11,903
Interest-bearing	65,283	70,104
Total deposits	78,756	82,007
Federal Home Loan Bank borrowing	73	74
Accrued interest payable and other liabilities	296	340
Total liabilities	79,125	84,421
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	642	719
Accumulated other comprehensive loss	(249)	(100)
Total shareholders’ equity	8,397	8,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 87,522 =======	$ 91,044 =======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except share data)	2005	2004
INTEREST INCOME
Loans, including fees	$ 976	$ 1,120
Investment securities	145	177
Federal funds sold and other	7	11
Total interest income	1,128	1,308
INTEREST EXPENSE
Deposits	269	382
Federal Home Loan Bank borrowing	2	1
Total interest expense	271	383
Net interest income	857	925
PROVISION FOR LOAN LOSSES	99	382
Net interest income, after provision for loan losses	758	543
NON-INTEREST INCOME
Service charges on deposit accounts	84	96
Secondary market loan fees	10	5
Net gain on sale of securities	1	-
Other	25	19
Total non-interest income	120	120
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	485	507
Occupancy of premises	133	147
Bank, ATM and credit card charges	39	44
Data processing	46	46
Directors fees	-	-
Audit and other professional fees	58	39
State and other taxes	26	28
Postage and courier	31	28
Supplies and printing	17	18
Advertising	46	9
Legal	40	41
Telephone	18	23
Other	51	72
Total non-interest expenses	990	1,002
Loss before federal income taxes	(112)	(339)
FEDERAL INCOME TAX CREDIT	(35)	(117)

NET LOSS	$ (77) ======	$ (222) =======

NET LOSS PER SHARE Based on 586,644 shares in 2005 and 2004	$ (0.13) ======	$ (0.38) ======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Three Months ended March 31, 2005 and 2004

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total
(Dollars in thousands)

BALANCE AT DECEMBER 31, 2004	$ 2,933	$ 5,071	$ 719	$ (100)	$ 8,623
Comprehensive loss:
Net loss	-	-	(77)	-	(77)
Change in net unrealized loss, net of reclassification adjustments and related income taxes	-	-	-	(149)	(149)
Total comprehensive loss	-	-	-	-	(226)

BALANCE AT MARCH 31, 2005	$ 2,933 ======	$ 5,071 ======	$ 642 ======	$ (249) ======	$ 8,397 ======

BALANCE AT DECEMBER 31, 2003	$ 2,933	$ 5,071	$ 1,087	$ 107	$ 9,198
Comprehensive loss:
Net loss	-	-	(222)	-	(222)
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	82	82
Total comprehensive loss	-	-	-	-	(140)

BALANCE AT MARCH 31, 2004	$ 2,933 ======	$ 5,071 ======	$ 865 ======	$ 189 =====	$ 9,058 ======

See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (77)	$ (222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	99	382
Depreciation	59	63
Investment securities amortization, net	82	104
Federal Home Loan Bank stock dividends	(6)	(5)
Net gain on sale of securities	(1)	-
Loss from sale of other real estate owned and equipment	-	21
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	(67)	(129)
Accrued interest payable and other liabilities	(44)	(101)
Net cash provided by operating activities	45	113

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	-	(937)
Proceeds from sale of available-for-sale securities	1,879	-
Proceeds from maturities of available-for-sale securities	1,036	602
Net decrease in loans	1,918	2,221
Purchases of premises and equipment	(3)	(34)
Proceeds from disposal of equipment	-	17
Proceeds from sale of other real estate owned	-	215
Net cash provided by investing activities	4,830	2,084

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,251)	(362)
Repayment of Federal Home Loan Bank borrowing	(1)	(1)
Net cash used in financing activities	(3,252)	(363)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,623	1,834

CASH AND CASH EQUIVALENTS
Beginning of period	2,329	6,702

End of period	$ 3,952	$ 8,536

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ 268	$ 384
Cash paid during the period for income taxes	-	-
Loans transferred to other real estate owned	-	95
Change in deferred income taxes on net unrealized
gain (loss) on available-for-sale securities	77	(41)
Change in net unrealized gain (loss) on available-for-sale securities	(226)	123

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

The Bank, an Ohio chartered bank organized in 1906, provides financial services through its five branches located in Luckey, Ohio, and nearby communities.  These communities are the source of substantially all deposit and loan activities.  The majority of the Bank’s income is derived from commercial and retail lending activities and investments in securities.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business and consumer assets and real estate.  Commercial loans are expected to be repaid from cash flow from operations of business.  Real estate loans are secured by both residential and commercial real estate.

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2005, and the results of operations and changes in cash flows for the periods presented have been made.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report for the Company for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year or any future interim period.

Selected accounting policies followed by the Company are presented below.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during each reporting period.  Actual results could differ from those estimates.  The most significant area involving the use of management’s estimates and assumptions which are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses and provision for loan losses, as well as the valuation allowance for deferred tax assets.  The Company recently received a comment letter from the Securities and Exchange Commission (the “SEC”) regarding its Form 10-KSB for 2004, as more fully described in Note 2 of the Notes to Consolidated Financial Statements.

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

NOTE 2.  SECURITIES AND EXCHANGE COMMISSION COMMENT LETTER

The Company received a comment letter, dated April 6, 2005, from the SEC informing the Company that the SEC had reviewed the Company’s 2004 Annual Report on Form 10-KSB that was filed on March 31, 2005.  The SEC’s comments primarily related to the accounting for the Company’s valuation allowance for deferred tax assets in fiscal years ended December 31, 2002, 2003 and 2004.  The Company submitted a response to the comment letter on April 11, 2005 explaining the Company’s rationale for the determination of the valuation allowance for deferred tax assets for those years and stated that the Company believes that such accounting is proper and in accordance with generally accepted accounting principles.  The Company subsequently received a letter from the SEC, dated May 12, 2005, in response to the Company’s April 11, 2005 letter.  The Company is in the process of preparing a written response to the May 12, 2005 letter, further explaining the Company’s position and rationale with respect to the determination of the valuation allowance for deferred tax assets for the years in question.

Should the SEC not agree with the Company’s position, the Company may be required to increase the valuation allowance for deferred tax assets and restate operating results for 2002, 2003 and 2004.

NOTE 3.  DEFINITIVE AGREEMENT

On April 13, 2005, the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rurban Financial Corp. (“Rurban”), an Ohio corporation located in Defiance, Ohio.  Pursuant to the Merger Agreement, the Company will be merged with and into Rurban, with Rurban being the surviving corporation of such merger.  According to the terms of the Merger Agreement, one-half of the Company’s shares will be exchanged for cash at the rate of $22.00 per share and the other half of the shares will be exchanged for Rurban shares at the exchange rate of 1.555 Rurban shares for each Company share, all subject to adjustments, including without limitation a downward adjustment should the Company’s shareholders’ equity fall below $8.1 million at the last day of the month preceding the closing date.  Based on the closing price of Rurban shares of $14.22 on April 12, 2005, the aggregate purchase price of the merger transaction would be approximately $12.9 million.  The Merger Agreement is subject to shareholder and regulatory approval and is expected to be completed during the second half of 2005.

In the event the Company is required to restate its 2004 and prior financial statements to reflect changes in the valuation allowance for deferred tax assets based on the SEC comment letter described in Note 2 of the Notes to Consolidated Financial Statements, shareholders’ equity will be negatively impacted.  Such a negative impact to shareholders’ equity may result in a reduction of the per share purchase price to be paid in connection with the Merger Agreement.

The Company and the Bank have entered into an Administrative Services Agreement with Rurban whereby management of Rurban will provide various services to the Company and the Bank for a fee of $3,500 per week, plus out-of-pocket expenses.

NOTE 4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

(Dollars in thousands)	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 1,475	2.4%	$ 1,714	2.8%
Residential properties	30,240	50.2%	31,083	49.9%
Non-residential properties, including farm land	18,378	30.5%	18,632	29.9%
Agricultural production	793	1.3%	851	1.4%
Commercial and industrial	2,059	3.4%	2,115	3.4%
Consumer	6,964	11.6%	7,505	12.0%
Municipal	374	0.6%	374	0.6%
Total loans	$60,283	100.0%	$62,274	100.0%

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
(Dollars in thousands)

Beginning balance	$ 1,106	$ 1,395	$ 1,395
Provision for loan losses	99	542	382
Loans charged-off	(105)	(921)	(346)
Recoveries	32	140	29
Transfer to other liabilities	-	(50)	(66)

Ending balance	$ 1,132 ======	$ 1,106 ======	$ 1,394 ======

During the first quarter of 2004, the Bank transferred $66,000 from the allowance for loan losses to other liabilities representing the Bank’s calculation of credit loss relating to unfunded loan commitments.  There was no such transfer made during the first quarter of 2005.

NOTE 5.  REGULATORY MATTERS

The following table illustrates the compliance by the Company and the Bank with currently applicable regulatory capital requirements at March 31, 2005.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$ 9,274	16.4%	$ 4,518	> 8.0%	$ N/A	N/A
Bank	9,159	16.2%	4,511	> 8.0%	5,639	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,563	15.2%	$ 2,259	> 4.0%	$ N/A	N/A
Bank	8,448	15.0%	2,256	> 4.0%	3,383	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$ 8,563	9.7%	$ 3,531	> 4.0%	$ N/A	N/A
Bank	8,448	9.6%	3,527	> 4.0%	4,408	> 5.0%

NOTE 6.  COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2005, the Company had commitments to originate or fund loans totaling $8,590,000, and no commitments to purchase or sell loans.

In the normal course of business, the Company and Bank may be involved in various legal actions, but in the opinion of management and its legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

The Company has entered into “change of control” agreements with four officers.  The agreements provide for the payment of a specified multiple of each employee’s annual salary upon certain specified events taking place, such as the consummation of the transactions contemplated by the Merger Agreement described in Note 3.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

The following discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations.  This review should be read in conjunction with the consolidated financial statements presented elsewhere in this report.

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Bank’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any statements expressed with respect to future periods.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Economic circumstances, the operations of the Bank, and the Company’s actual results could differ significantly from those discussed in the forward-looking statements.  Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and changes in interest rates in the nation and the Company’s primary market area.

The Company does not undertake, and specifically disclaims any obligations, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Future Accounting Standards

The Company does not believe the adoption of any recently issued pronouncements of the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.

FINANCIAL CONDITION

Balance Sheet

At March 31, 2005, the consolidated assets of the Company totaled $87,522,000, a decrease of $3,522,000 or 3.9% from $91,044,000 at December 31, 2004.  The decrease was primarily due to decreases of $3,216,000 in securities available-for-sale and $1,991,000 in loans, partially offset by increases of $1,057,000 in cash and due from banks and $568,000 in federal funds sold.  Also, during the three months ended March 31, 2005, deposits decreased $3,251,000 to $78,756,000 from $82,007,000 at December 31, 2004 and shareholders’ equity decreased $226,000 to $8,397,000 at March 31, 2005.  The ratio of capital to total assets was 9.6% at March 31, 2005 compared to 9.5% at December 31, 2004.

The increase in federal funds sold was primarily due to the net impact of the re-allocation of funds from securities available-for-sale and loans and an outflow of deposits during the three months ended March 31, 2005.

Securities decreased $3,216,000 from $22,944,000 at December 31, 2004, to $19,728,000 at March 31, 2005.  The decrease was primarily due to sales of $1,000,000 in U.S. treasury securities and $850,000 in U.S. government agency securities, and the maturity of $1,000,000 in corporate securities.  For the three months ended March 31, 2005, the yield on the securities portfolio was 2.86% compared to 3.12% for the same three-month period in 2004.  The decline in yield was due to the sale or maturity of higher yielding securities.

Loans decreased $1,991,000 or 3.2% to $60,283,000 at March 31, 2005, compared to $62,274,000 at December 31, 2004.  The decrease was due to decreases in all loan categories except municipal loans, which remained level.  The decreases in the loan categories can be somewhat attributed to continued tightening of underwriting standards.

At March 31, 2005, the allowance for loan losses was $1,132,000 or 1.88% of total loans, and 96.1% of total non-performing loans, compared to the allowance for loan losses at December 31, 2004, of $1,106,000 or 1.78% of total loans and 118.4% of total non-performing loans.  Management believes that the allowance for loan losses is adequate to cover credit loss inherent in the loan portfolio at March 31, 2005.

Total deposits decreased $3,251,000 during the three months ended March 31, 2005, primarily due to decreases of $3,285,000 in interest-bearing demand deposit accounts and $1,629,000 in time deposits, partially offset by an increase of $1,570,000 in noninterest-bearing demand deposit accounts.  The decrease in interest-bearing demand deposit accounts was due to the loss of one large public fund account of approximately $4,000,000.  The decrease in time deposits was primarily due to competitive pricing of other local institutions.  Due to the relatively low loan demand in the current market, coupled with the Bank’s liquidity position, the Bank’s asset/liability strategy includes maintaining or lowering its cost of funds, including time deposits.

At March 31, 2005, shareholders’ equity was $8,397,000 or 9.6% of total assets compared to $8,623,000 or 9.5% of total assets at December 31, 2004.  The decrease in shareholders’ equity was due to a net loss of $77,000 for the three months ended March 31, 2005, and an increase of $149,000 in unrealized losses on available-for-sale securities, net of related income taxes.

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

	March 31, 2005	December 31, 2004	March 31, 2004

Non-accrual loans	$ 979	$ 892	$ 836
Restructured loans	-	-	369
Loans 90 days or more past due and still accruing interest	199	42	370
Total non-performing loans	1,178	934	1,575

Other real estate owned	-	-	95
Total non-performing assets	$1,178 =====	$ 934 =====	$1,670 =====

Non-performing loans to total loans	1.95%	1.50%	2.39%

Non-performing assets to total loans plus other real estate owned	1.95%	1.50%	2.53%

The increase in non-performing loans for the three month period ended March 31, 2005, resulted from increases of $157,000 in loans 90 days or more past due and still accruing interest and $87,000 in non-accrual loans.

To identify and manage the risks of lending, reviews of the loan portfolio are made on a continuous basis to identify problem loans.  Management has both internal and external loan review procedures that provide for analysis of problem loans.  Other factors considered in the analysis of the loan portfolio include general economic conditions, credit quality trends and regulatory examination findings.  Internally identified “Watch Loans” are graded for asset quality by either the senior loan officer and/or the internal/external loan review staff.  The results of the grading process in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan losses account on a quarterly basis.  The entire allowance for loan losses is available to absorb any particular loan loss.

Capital Resources

The Federal Reserve Board has established risk-based capital requirements for bank holding companies and banks.  The primary purpose of these requirements is to assess the risk in a financial institution’s balance sheet and off-balance sheet financial instruments in relation to adjusted capital.  To be considered well-capitalized under prompt corrective action, the Bank is required to maintain a minimum total qualifying capital of at least 10% and Tier I (core) capital of at least 6%.  Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles.  Tier II (supplementary) capital includes subordinated debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital.  At March 31, 2005, the Bank’s risk-based capital ratio for Tier I and Total capital was 15.0% and 16.2%, respectively.  A detailed summary of the capital amounts and selected ratios is provided in Note 5 of the Notes to Consolidated Financial Statements.

Liquidity and Market Risk

Exchange Bancshares, Inc. is a holding company and does not conduct operations.  Its primary source of liquidity is dividends from the Bank.  Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without regulatory approval unless the total dividends in a calendar year exceed the total of the Bank’s net profits for the year combined with its retained profits of the two preceding years.  At March 31, 2005, neither the Company nor the Bank may pay a dividend without the approval of regulators.

The Bank manages liquidity and market risk through its Asset / Liability Committee (“ALCO”).  The ALCO Committee assesses interest rate risk by monitoring current economic conditions and ensuring that the Bank has funds available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and earnings.  The Bank maintains a stable core deposit base and adequate liquidity through the use of federal funds sold and investment securities.  The Bank also has several additional sources available for both short-term and long-term funding needs.  These include, but are not restricted to, advances from the FHLB, federal funds through correspondent banks and borrowings from the Federal Reserve Bank.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, the Company had a net loss of $77,000 or $0.13 per share compared to a net loss of $222,000 or $0.38 per share for the three months ended March 31, 2004.  The reduction of the net loss was due to decreases of $283,000 in the provision for loan losses and $12,000 in non-interest expenses, offset by a decrease of $68,000 in net interest income and an $82,000 decrease in the federal income tax credit.  For the three months ended March 31, 2005, the annualized return on average equity (ROE) and return on average assets (ROA) were (3.66)% and (0.35)%, respectively, compared to (9.70)% and (0.88)% for the same three-month period in 2004.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities.  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates received or paid by the Bank can be significantly influenced by a number of factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets decreased 13.5% from the first quarter last year while average interest-bearing liabilities decreased 18.6%.  The Company’s net interest yield for the three months ended March 31, 2005 was 4.22%, an increase of 30 basis points (100 basis points equals 1.00%) from 3.92% for the same period last year.  The increase in net interest yield was primarily due to the decrease in rates of interest-bearing liabilities.

For the three months ended March 31, 2005, the yield on interest-earning assets was 5.55% compared to 5.54% for the same period in 2004 and the cost of interest-bearing liabilities for the first quarter of 2005 was 1.66% compared to 1.90% for the same period last year.  Interest income for the three months ended March 31, 2005 was $1,128,000, a decrease of $180,000 compared to the same period for 2004.  The decrease in interest income was due to lower average balances of interest-earning assets.  Interest expense for the three months ended March 31, 2005 was $271,000, a decrease of $112,000 compared to the same period for 2004.  The decrease in interest expense was due to lower average balances of interest-bearing liabilities and a 24 basis point decrease in cost of funds.  The net effect of the decreases in interest income and interest expense decreased net interest income $68,000 for the three months ended March 31, 2005 as compared to the same period for 2004.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, allocations are assigned to credits based upon specific allocations, historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $99,000 for the first quarter of 2005 compared to $382,000 for the first quarter of 2004.  Net loan charge-offs were $73,000 or 0.48% (annualized) of average loans for the three months ended March 31, 2005, compared to $317,000 or 1.87% (annualized) for the same period in 2004.  The first quarter 2005 provision for loan losses reflects the decreases in net charge-offs and non-performing loans as compared with the first quarter of 2004, as well as consideration of the overall risk in the loan portfolio.  The large provision for the first quarter of 2004 reflected the higher net charge-offs as well as other problem credits identified during the first quarter of 2004.

	March 31 2005	December 31, 2004	March 31, 2004
Allowance for loan losses to total loans	1.88%	1.78%	2.11%

Allowance for loan losses to non-performing loans	96.10	118.42	88.51

Non-Interest Income

Total non-interest income remained unchanged at $120,000 for the three months ended March 31, 2005 and March 31, 2004.  Service charges on deposit accounts decreased $12,000 or 12.5%, offset by increases of $5,000 in secondary market loan fees, $1,000 in net gain on sale of securities and $6,000 in other income.  Service charges decreased primarily due to decreases in service charges (from the introduction of free checking in 2004) and overdraft charges on checking accounts.  Secondary market loan fees increased due to higher volumes of residential real estate loans being sold through the secondary mortgage market and the Bank hiring a mortgage loan originator.

Non-Interest Expenses

Non-interest expenses decreased $12,000 or 1.2% to $990,000 for the three months ended March 31, 2005, from $1,002,000 for the same period in 2004.  The decrease was primarily due to decreases of $22,000 or 4.3% in salaries, wages and employee benefits, $14,000 or 9.5% in occupancy of premises, $5,000 or 11.4% in bank, ATM and credit card charges, $5,000 or 21.7% in telephone expense and $21,000 or 29.2% in other expenses, partially offset by increases of $19,000 or 48.7% in audit and other professional fees and $37,000 in advertising.  The Company’s Board of Directors in an effort to improve operating results have decided to again waive their fees for 2005 as was the case for 2004.  The decrease in salaries, wages and employee benefits was primarily due to staffing changes within the Bank. The decrease in occupancy of premises is due to lower maintenance and repair costs.  The decrease in other expenses was primarily due to a loss on the sale of a residential property from other real estate owned during the first quarter of 2004.  Audit and other professional fees increased due to increases in external audit fees and consulting fees.  The increase in advertising was due to a new marketing campaign provided by an outside firm that started in the fourth quarter of 2004 and continued during the first quarter of 2005.

Income Taxes

The Company’s federal income tax credit was $35,000 for the three months ended March 31, 2005, compared to $117,000 for the same period in 2004.  The effective tax rate for the first quarter of 2005 was 31.3% compared to 34.5% for the first quarter of 2004.  The federal income tax credits do not reflect any changes to the valuation allowance for deferred tax assets which might result from the SEC comment letter described in Note 2 of the Notes to Consolidated Financial Statements.

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

(b)  information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)  the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-QSB are being reported.

Changes in Internal Control over Financial Reporting

There were no changes during the period covered by this Quarterly Report on Form 10-QSB in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 2:

Agreement and Plan of Merger dated as of April 13, 2005 by and between Exchange

Bancshares, Inc. and Rurban Financial Corp. – incorporated herein by reference from the Company’s Form 8-K filed April 13, 2005

Exhibit 3(i):

Amended and Restated Articles of Incorporation – incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended

June 30, 1995

Exhibit 3(ii): Code of Regulations – incorporated herein by reference from the Company’s

Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002

Exhibit 10.1: Administrative Services Agreement by and among Rurban Financial Corp.,

Exchange Bancshares, Inc. and The Exchange Bank, dated April 26, 2005

Exhibit 10.2:  Amendment to Change of Control Agreement – Thomas E. Funk

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

EXCHANGE BANCSHARES, INC.

May 16, 2005	/s/ Victor J. Proffitt
________________________________________	________________________________________
Date	Victor J. Proffitt President and Chief Executive Officer

May 16, 2005	/s/ Thomas E. Funk
________________________________________	________________________________________
Date	Thomas E. Funk Vice President and Chief Financial Officer

EXHIBIT 10.1

ADMINISTRATIVE SERVICES AGREEMENT

This Administrative Services Agreement (the “Agreement”) is made and entered into this 26th day of April, 2005, by and among Rurban Financial Corp., an Ohio corporation (“Rurban”), Exchange Bancshares, Inc., an Ohio corporation (“Exchange”), and Exchange’s wholly-owned subsidiary, The Exchange Bank, an Ohio-chartered banking association located in Luckey, Ohio (the “Bank”).

RECITALS

WHEREAS, Exchange and Rurban have entered into that certain Agreement and Plan of Merger, dated as of April 13, 2005 (the “Merger Agreement”), which provides for the merger of Exchange with and into Rurban on the terms and subject to the conditions set forth therein; and

WHEREAS, as an inducement for the parties to enter into the Merger Agreement and to consummate the Merger contemplated thereby, the parties have agreed that Rurban will provide certain administrative and advisory services to the Bank prior to the consummation of the Merger;

NOW, THEREFORE, in consideration of the premises and the agreements hereinafter set forth, Rurban, Exchange and the Bank intending to be legally bound hereby, agree as follows:

1.

Retention of Rurban.  The Bank hereby retains Rurban to provide certain administrative, operational and other support services to the Bank (as described more fully below and collectively referred to herein as the “Services”), and Rurban hereby agrees to provide, or cause to be provided, such Services on the terms set forth in this Agreement.

2.

Range of Services to be Provided.  The Services to be provided to the Bank shall include assistance in the following areas of the Bank’s business, all as more particularly identified by the parties from time to time:

•

Advice and assistance with respect to the process of managing and overseeing the Bank’s investment portfolio.

•

In the area of lending:

°

Advice and assistance with respect to the management of the Bank’s consumer lending approval and collection process.

°

Advice and assistance with respect to the management of the Bank’s mortgage loan origination process.

°

Advice and assistance with respect to the development and management of a commercial lending credit review documentation of the methodology for the Allowance for Loan and Lease Losses

(“ALLL”) and commercial loan approval process and a commercial loan workout process.

•

Advice and assistance with respect to the documentation and completion of accounting reconciliations.

•

Advice and assistance with respect to the Bank’s reporting to the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on compliance matters.

•

Other administrative and support services as may be mutually agreed upon from time to time.

It is understood and agreed that the Services to be provided by Rurban are advisory only, and any actions that are taken in implementing any recommendations made by Rurban will be taken by the Bank in its discretion and on its behalf or upon authority granted by the Bank’s Board of Directors.  Exchange and the Bank will retain full control over all of their decisions and operations.  Representatives of Rurban may be invited to attend meetings of the Bank’s Board of Directors (except for “executive session”) as desired by the Directors, and at the request of the Directors will be available to give reports or respond to questions.  In addition, representatives of Rurban will meet periodically with the Compliance Committee of the Bank’s Board of Directors at such times as the parties mutually agree.

3.

Independent Contractor: Use of Rurban Personnel.  It is understood and agreed that Rurban shall be rendering the Services to the Bank as an independent contractor and that none of its or its affiliates’ directors, officers or employees shall be deemed or construed to be an employee of the Bank.  This Agreement does not constitute or involve a joint venture, a partnership or a profit-sharing arrangement between the parties hereto.  In its discretion, Rurban may use outside consultants and advisors to provide certain Services hereunder, subject to prior approval of the Bank of Exchange.  All personnel used in rendering the Services shall be retained and compensated by Rurban, except for any newly hired personnel, who will be employed directly by the Bank.

4.

Equipment.  Rurban will provide, or contract for, all the equipment necessary to perform the Services under this Agreement.

5.

Compensation.  The Bank shall pay to Rurban, as and for the Services rendered hereunder, the sum of $3,500 per week during the term of this Agreement plus reimbursement for all out-of-pocket costs that are incurred by Rurban in using outside advisors and consultants to provide the Services under this Agreement.

6.

Term and Termination.  The term of this Agreement shall extend from the date hereof until the earlier of (i) the consummation of the Merger, or (ii) the termination of the Merger Agreement, at which time this Agreement shall terminate automatically without any action required by either of the parties and shall have no further force and effect.  Either party may terminate this Agreement at any time by providing thirty (30) days’ prior written notice to the other party.

7.

Access to Information: Confidentiality.  During the term of this Agreement and subject to any and all restrictions and requirements applicable to the disclosure of confidential regulatory information, the Bank will afford Rurban and its affiliates and their respective officers, employees and other authorized representatives access to the Bank’s books, records, properties, personnel and such other information as it may reasonably request in order to provide the Services described in this Agreement.  Rurban understands that in the performance of Services under this Agreement, it must conduct its activities in a manner designated to protect information of a proprietary nature and information regarding the Bank’s business, from improper use or disclosure.

8.

Designation of Liaison.  Rurban and the Bank will each designate a liaison for the purposes of facilitating the rendering of the Services contemplated by this Agreement.

9.

Effect of Termination.  Within thirty (30) days after termination of this Agreement, Rurban shall turn over to the Bank all funds, books and records which are the property of the Bank.  Termination of this Agreement shall not affect the claims of any of the parties for obligations accruing, or alleged defaults occurring, prior to termination.

10.

Regulatory Agreement.  This Agreement shall be subject to approval by the regulatory agencies of Rurban, Exchange and the Bank, to the extent such approval is required by applicable law, regulation, order or agreement with such regulatory agencies.

11.

Miscellaneous.

•

Complete Agreement.  Other than the Merger Agreement, this document contains the entire agreement between the parties and memorializes and supersedes any prior discussions, negotiations, representations or agreements between them relating to the matters described herein.  No additions or other changes to this Agreement shall be made or be binding on a party unless made in writing and signed by each party to this Agreement.

•

Assignment; Successor.  This Agreement shall not be assignable by either of the parties hereto.  This Agreement shall be binding upon and inure to the benefit of the successors and assigns of each party to this Agreement.

•

Notices.  All statements, notices and other communications to be given under this Agreement will be in writing and will be deemed to have been duly given when delivered in person or via facsimile or mail by registered or certified mail, return receipt requested, to the address set forth below.

If to Rurban:

Kenneth A. Joyce

President and CEO

Rurban Financial Corp.

401 Clinton Street

Defiance, OH  43512

If to Exchange or the Bank:

Marion Layman

Chairman

Exchange Bancshares, Inc.

235 Main Street

Luckey, OH  43443

•

Consequential Damages.  Notwithstanding any provisions of this Agreement to the contrary, Rurban shall not, under any circumstances, be responsible or liable to the Bank or Exchange for any special, punitive, consequential or incidental damages (including, but not limited to, loss of customers, deposits, income, profits, attorneys’ fees, etc.), and in no event shall the liability of Rurban for claims brought by the Bank and/or Exchange in respect of this Agreement exceed the total fees and other compensation received by Rurban pursuant to this Agreement.

•

Governing Law.  This Agreement shall be deemed to be an agreement made under the laws of the State of Ohio, and for all purposes shall be construed an enforced in accordance with and governed by the laws of the State of Ohio.

•

Counterparts.  This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

•

Waivers.  The failure of a party to exercise any of its rights under this agreement on one occasion shall not waive such party’s right to exercise its rights on another occasion.

IN WITNESS WHEREOF, the parties, by their duly authorized officers, have executed this Agreement as of the date first above written.

RURBAN FINANCIAL CORP.

By: /s/ James E. Adams

James E. Adams, Executive Vice President and CFO

EXCHANGE BANCSHARES, INC.

By: /s/ Marion Layman

Marion Layman, Chairman

THE EXCHANGE BANK

By: /s/ Victor Proffitt

Victor Proffitt, President/CEO

EXHIBIT 10.2

AMENDMENT TO

CHANGE IN CONTROL AGREEMENT

This Amendment to the Change in Control Agreement (the “Amendment”) is made and entered into this 12th day of April, 2005 (the “Effective Date”) by and among The Exchange Bank, an Ohio state-chartered back with its principal office located in Luckey, Ohio, and Exchange Bancshares, Inc., a holding company organized under the laws of the State of Ohio and a registered bank holding company under the Bank Holding Company Act of 1956 (collectively, the “Bank”) and Thomas E. Funk, a resident of Ohio (the “Employee”).

W I T N E S S E T H :

  WHEREAS, the Employee is employed as the Vice President and Chief Financial Officer of the Bank; and

WHEREAS, effective December 9, 2002, Employee and the Bank entered into a “Change in Control Agreement” providing for certain payments to Employee in the event of a change in control of the Bank; and

WHEREAS, in order to avoid adverse tax consequences for the Bank and the Employee, Employee and the Bank now wish to amend the Agreement.

NOW THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein contained, the parties hereto hereby agree as follows:

1.

Section 2.b. of the Agreement shall be amended in its entirety to read as follows:

b.

Amount of Change in Control Payments.  The Change in Control Payment shall be a lump sum payment equal to the lesser of (i) 2.99 times the Employee’s annual salary as of the effective date of the Change in Control, or (ii) One Dollar ($1.00) less than the largest amount which could be paid to the Employee without causing such payment (considered along with any other payment or benefit to the Employee under any other company plans, policies or arrangements which would be considered to be a “parachute payment” under Section 280G(b)(2)(A) of the Internal Revenue Code of 1986) to be treated as an “excess parachute payment,” as defined in section 280G of the Internal Revenue Code of 1986.

2.

In all other respects, the Agreement shall remain unchanged.

WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the Effective Date.

THE EXCHANGE BANK	EXCHANGE BANCSHARES, INC.

By: /s/ Marion Layman	By: /s/ Marion Layman
Marion Layman	Marion Layman
Title: Chairman	Title: Chairman

EMPLOYEE

/s/ Thomas E. Funk
Thomas E. Funk

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

Date: May 16, 2005	/s/ Victor J. Proffitt
________________________________________
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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date: May 16, 2005	/s/ Thomas E. Funk
________________________________________
Thomas E. Funk Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Victor J. Proffitt, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Victor J. Proffitt

Victor J. Proffitt

Chief Executive Officer / President

May 16, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas E. Funk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Thomas E. Funk

Thomas E. Funk

Chief Financial Officer

May 16, 2005