Form 10KSB/A
period 2004-12-31
EXCHANGE BANCSHARES INC
filed 2005-07-08
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-KSB/A

Amendment No. 1

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


The number of common shares outstanding as of June 30, 2005 was 586,644 shares, par value $5.00 per share.

Documents Incorporated by Reference

Portions of registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 – Parts I and II of Form 10-KSB.

Transitional Small Business Disclosure Format   Yes           No     X    .


EXCHANGE BANCSHARES, INC.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Explanatory Note

This Amendment to Exchange Bancshares, Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004 includes restated financial statements as of December 31, 2004 and 2003, and for the years then ended.  This restatement relates to our application of Statement of Financial Accounting Standard No. 109. “Accounting for Income Taxes” (“Statement 109”).

The principal application of Statement 109 to the Company’s consolidated financial statements relates to the accounting for the Company’s net operating loss carryforwards and the valuation allowance for deferred tax assets.  As a result of an updated review and analysis of the requirements of Statement 109 and the consideration of various factors, including the Company’s recent losses and decreases in loans, deposits and net interest income, the Company has restated the 2004 and 2003 consolidated financial statements to reflect an increase in the valuation allowance for deferred tax assets of $196,000 in 2004 and $129,000 in 2003.

This application of Statement 109 results in the following changes in reported net income (loss) for the periods presented in this report:

•

an increase of $196,000 in the net loss for the year ended December 31, 2004;

•

a decrease of $129,000 in net income for the year ended December 31, 2003.

This application of Statement 109 also results in changes to comprehensive income and the consolidated statements of cash flows and balance sheets.

The following tables summarize the effect of the restatement on the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003:


2004

2003

As

As

previously

As

previously

As

reported

restated

reported

restated

(Dollars in thousands, except per share data)

Statements of Operations

Federal income tax provision

(credit)

$

(196)

$

-

$

(59)

$

70

Net income (loss)

(368)

(564)

301

172

Net income (loss) per share

(0.63)

(0.96)

0.51

0.29

Comprehensive Income

Net income (loss)

(368)

(564)

301

172

Total comprehensive income (loss)

(575)

(771)

122

(7)

Statements of Cash Flows

Net income (loss)

(368)

(564)

301

172

Deferred federal income taxes

(203)

(7)

(59)

70

Balance Sheets

Accrued interest receivable and

other assets

1,285

960

1,273

1,144

Total assets

91,044

90,719

101,948

101,819

Total shareholders’ equity

8,623

8,298

9,198

9,069

Total liabilities and shareholders’

equity

91,044

90,719

101,948

101,819

In addition, the restatement was reflected, where applicable, in the Five-Year Summary of Selected Financial Data and various discussions and tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The restatement had no impact on cash flow from operations and as shown in Note 11, the Bank continues to be classified as “well capitalized” under the regulatory framework for prompt corrective action.

This Report, as amended, covers the year ended December 31, 2004 and was originally filed on March 31, 2005.  This Report has been amended to restate certain financial statements and related financial results only and does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effect of the restatement.  Contemporaneously with the filing of this Report, we have also filed an amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005.

EXCHANGE BANCSHARES, INC.

For the Year Ended December 31, 2004

TABLE OF CONTENTS


Page

PART I.

Item 1.	Description of Business	5
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II.

PART III.

SIGNATURES	14


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


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


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


(1)  Other annual compensation consists of amounts representing the allocation to each named executive under the

     401(k) Deferred Compensation Plan, Director/Committee fees, and other employee benefits.

(2)   Mr. Proffitt became President and Chief Executive Officer effective January 1, 2004 and resigned June 17, 2005.

(3)  Mr. Robb served the Company as President and Chief Executive Officer from July, 2002 until December 31,

      2003.  Other compensation includes $13,500 directors’ fees.


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

(1)  All shares are held of record with sole voting and investment power unless otherwise indicted.  Beneficial

     Ownership numbers are as of December 31, 2004.

(2)  Includes 4,273 shares owned by Mrs. Moran’s husband.


Name, Position(s) of Beneficial Owner or Director	Number of Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding

Cecil R. Adkins, Director	4,624	(2)	0.79%
Mark S. Derkin, Director	279		0.05%
Donald P. Gerke, Director	4,411	(3)	0.75%
Joseph R. Hirzel, Director, Secretary	3,276	(4)	0.56%
Rolland I. Huss, Director	29,306	(5)	4.99%
Marion Layman, Director, Chairman	14,817	(6)	2.53%
David G. Marsh, Director	992	(7)	0.17%
Edmund J. Miller, Director	7,136	(8)	1.22%
Victor J. Proffitt, Former Director, President & CEO	1,000	(9)	0.17%
Thomas E. Funk, Vice President & CFO	0		--

All Directors and Executive Officers as a Group (10 Persons)	65,841		11.23%

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

(9)  Mr. Proffitt resigned June 17, 2005.

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

ITEM 13.  Exhibits

(a)     Exhibits

Reference to Prior

Filing of Exhibit or

of Exhibit’s Inclusion

Exhibit No.

Document

in this Filing


3(i)	The Amended and Restated Articles of Incorporation of Exchange Bancshares, Inc.	(1)
3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)
10	Change of Control Agreement – Thomas E. Funk	(3)
13	2004 Annual Report to Shareholders	(3)
14	Code of Ethics	(3)
21	Subsidiaries of the Company	(3)
23	Consent of Accountants - Dixon, Davis, Bagent & Company	(3)
23.1	Consent of Accountants - Clifton Gunderson LLP
31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(3)
31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(3)
32.1	Section 1350 CEO’s Certification	(3)
32.2	Section 1350 CFO’s Certification	(3)
99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	(3)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Included herein


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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of July 2005.

EXCHANGE BANCSHARES, INC.

EXCHANGE BANCSHARES, INC.

/s/  Marion Layman

/s/  Thomas E. Funk

Marion Layman

Thomas E. Funk

President and Chief Executive Officer

Vice President, Treasurer and Chief Financial Officer

Principal Executive Officer

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Cecil R. Adkins

/s/  Marion Layman

Cecil R. Adkins, Director

Marion Layman, Chairman

Date:  July 6, 2005

Date:  July 6, 2005

/s/  Mark S. Derkin

_________________________________

Mark S. Derkin, Director

David G. Marsh, Director

Date:  July 6, 2005

Date:  July 6, 2005

/s/  Donald P. Gerke

/s/  Edmund J. Miller

Donald P. Gerke, Director

Edmund J. Miller, Director

Date:  July 6, 2005

Date:  July 6, 2005

/s/  Joseph R. Hirzel

/s/  Rolland I. Huss

Joseph R. Hirzel, Director

Rolland I. Huss, Director

Date:  July 6, 2005

Date:  July 6, 2005


INDEX TO EXHIBITS

Reference to Prior

Filing of Exhibit or

of Exhibit’s Inclusion

Exhibit No.

Document

in this Filing


3(i)	The Amended and Restated Articles of Incorporation	(1)

3(ii)	Code of Regulations of Exchange Bancshares, Inc.	(2)

10	Change of Control Agreement – Thomas E. Funk	(3)

13	2004 Annual Report to Shareholders	(3)

14	Code of Ethics	(3)

21	Subsidiaries of the Company	(3)

23	Consent of Accountants - Dixon, Davis, Bagent & Company	(3)

23.1	Consent of Accountants - Clifton Gunderson LLP	(3)

31.1	Rule 13(a) – 14(a) / 15d – 14(a) CEO’s Certification	(3)

31.2	Rule 13(a) – 14(a) / 15d – 14(a) CFO’s Certification	(3)

32.1	Section 1350 CEO’s Certification	(3)

32.2	Section 1350 CFO’s Certification	(3)

99	Safe Harbor Under the Private Securities Litigation Reform Act if 1995	(3)

(1)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1995

(2)	Incorporated herein by reference from the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002

(3)	Included herein
