Form 10QSB/A
period 2005-03-31
EXCHANGE BANCSHARES INC
filed 2005-07-08
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


FORM 10-QSB/A

Amendment No. 1


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


Transitional Small Business Disclosure Format

Yes

No   X    .


EXCHANGE BANCSHARES, INC.

FOR THE QUARTER ENDED MARCH 31, 2005

Explanatory Note

This Amendment to Exchange Bancshares, Inc.’s (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 includes restated financial statements as of March 31, 2005 and December 31, 2004, and for the quarters ended March 31, 2005 and 2004.  This restatement relates to our application of Statement of Financial Accounting Standard No. 109. “Accounting for Income Taxes” (“Statement 109”).

The principal application of Statement 109 to the Company’s consolidated financial statements relates to the accounting for the Company’s net operating loss carryforwards and the valuation allowance for deferred tax assets.  As a result of an updated review and analysis of the requirements of Statement 109 and the consideration of various factors, including the Company’s recent losses and decreases in loans, deposits and net interest income, the Company has restated the consolidated financial statements for the quarters ended March 31, 2005 and 2004, and for the year ended December 31, 2004 to reflect an increase in the valuation allowance for deferred tax assets of $35,000 for the quarter ended March 31, 2005, $117,000 for the quarter ended March 31, 2004 and $196,000 for the year ended December 31, 2004.

This application of Statement 109 results in the following changes in reported net loss for the periods presented in this report:

•

an increase of $35,000 in the net loss for the quarter ended March 31, 2005;

•

an increase of $117,000 in the net loss for the quarter ended March 31, 2004.

This application of Statement 109 also results in changes to comprehensive income and the consolidated statements of cash flows and balance sheets.

The following tables summarize the effect of the restatement on the Company’s consolidated financial statements for the quarters ended March 31, 2005 and 2004:

March 31, 2005

March 31, 2004

As

As

previously

As

previously

As

reported

restated

reported

restated

(Dollars in thousands, except per share data)

Statements of Operations

Federal income tax credit

$

(35)

$

-

$

(117)

$

-

Net loss

(77)

(112)

(222)

(339)

Net loss per share

(0.13)

(0.19)

(0.38)

(0.58)

Comprehensive Income

Net loss

(77)

(112)

(222)

(339)

Total comprehensive loss

(226)

(261)

(140)

(257)

Statements of Cash Flows

Net loss

(77)

(112)

(222)

(339)

Accrued interest receivable

and other assets

(67)

(32)

(129)

(12)

Balance Sheets

Accrued interest receivable and

other assets

1,429

1,069

1,369

1,123

Total assets

87,522

87,162

101,410

101,164

Total shareholders’ equity

8,397

8,037

9,058

8,812

Total liabilities and shareholders’

equity

87,522

87,162

101,410

101,164

The restatement had no impact on cash flow from operations and as shown in Note 5, the Bank continues to be classified as “well capitalized” under the regulatory framework for prompt corrective action.

This Report, as amended, covers the quarter ended March 31, 2005 and was originally filed on May 16, 2005.  This Report has been amended to restate certain financial statements and related financial results only and does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effect of the restatement.  Contemporaneously with the filing of this Report, we have also filed an amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.


EXCHANGE BANCSHARES, INC.

Form 10-QSB for the Quarter Ended March 31, 2005

TABLE OF CONTENTS


Page

PART I.     FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES	21


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)


	March 31, 2005	December 31, 2004
(Dollars in thousands, except share data)	(As restated)	(As restated)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,776	$ 1,719
Interest-bearing demand deposits in banks	10	12
Federal funds sold	1,166	598
Total cash and cash equivalents	3,952	2,329
SECURITIES
Available-for-sale, at fair value	19,036	22,258
Restricted stock, at cost	692	686
Total securities	19,728	22,944
LOANS	60,283	62,274
Less allowance for loan losses	1,132	1,106
Net loans	59,151	61,168
PREMISES AND EQUIPMENT, NET	3,262	3,318
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,069	960

TOTAL ASSETS	$ 87,162 =====	$ 90,719 =====

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 13,473	$ 11,903
Interest-bearing	65,283	70,104
Total deposits	78,756	82,007
Federal Home Loan Bank borrowing	73	74
Accrued interest payable and other liabilities	296	340
Total liabilities	79,125	84,421
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings	282	394
Accumulated other comprehensive loss	(249)	(100)
Total shareholders’ equity	8,037	8,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 87,162 =======	$ 90,719 =======


See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


	Three Months Ended March 31, (As restated)
(Dollars in thousands, except share data)	2005	2004
INTEREST INCOME
Loans, including fees	$ 976	$ 1,120
Investment securities	145	177
Federal funds sold and other	7	11
Total interest income	1,128	1,308
INTEREST EXPENSE
Deposits	269	382
Federal Home Loan Bank borrowing	2	1
Total interest expense	271	383
Net interest income	857	925
PROVISION FOR LOAN LOSSES	99	382
Net interest income, after provision for loan losses	758	543
NON-INTEREST INCOME
Service charges on deposit accounts	84	96
Secondary market loan fees	10	5
Net gain on sale of securities	1	-
Other	25	19
Total non-interest income	120	120
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	485	507
Occupancy of premises	133	147
Bank, ATM and credit card charges	39	44
Data processing	46	46
Directors fees	-	-
Audit and other professional fees	58	39
State and other taxes	26	28
Postage and courier	31	28
Supplies and printing	17	18
Advertising	46	9
Legal	40	41
Telephone	18	23
Other	51	72
Total non-interest expenses	990	1,002
Loss before federal income taxes	(112)	(339)
FEDERAL INCOME TAX CREDIT	-	-

NET LOSS	$ (112) ======	$ (339) =======

NET LOSS PER SHARE Based on 586,644 shares in 2005 and 2004	$ (0.19) ======	$ (0.58) ======


See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Three Months ended March 31, 2005 and 2004


	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income(loss)	Total
(Dollars in thousands)

BALANCE AT DECEMBER 31, 2004, as restated	$ 2,933	$ 5,071	$ 394	$ (100)	$ 8,298
Comprehensive loss:
Net loss, as restated	-	-	(112)	-	(112)
Change in net unrealized loss, net of reclassification adjustments and related income taxes	-	-	-	(149)	(149)
Total comprehensive loss, as restated	-	-	-	-	(261)

BALANCE AT MARCH 31, 2005, as restated	$ 2,933 ======	$ 5,071 ======	$ 282 ======	$ (249) ======	$ 8,037 ======

BALANCE AT DECEMBER 31, 2003, as restated	$ 2,933	$ 5,071	$ 958	$ 107	$ 9,069
Comprehensive loss:
Net loss, as restated	-	-	(339)	-	(339)
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	82	82
Total comprehensive loss, as restated	-	-	-	-	(257)

BALANCE AT MARCH 31, 2004, as restated	$ 2,933 ======	$ 5,071 ======	$ 619 ======	$ 189 =====	$ 8,812 ======


See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


	Three Months Ended March 31, (As restated)
	2005	2004
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (112)	$ (339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	99	382
Depreciation	59	63
Investment securities amortization, net	82	104
Federal Home Loan Bank stock dividends	(6)	(5)
Net gain on sale of securities	(1)	-
Loss from sale of other real estate owned and equipment	-	21
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	(32)	(12)
Accrued interest payable and other liabilities	(44)	(101)
Net cash provided by operating activities	45	113

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	-	(937)
Proceeds from sale of available-for-sale securities	1,879	-
Proceeds from maturities of available-for-sale securities	1,036	602
Net decrease in loans	1,918	2,221
Purchases of premises and equipment	(3)	(34)
Proceeds from disposal of equipment	-	17
Proceeds from sale of other real estate owned	-	215
Net cash provided by investing activities	4,830	2,084

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,251)	(362)
Repayment of Federal Home Loan Bank borrowing	(1)	(1)
Net cash used in financing activities	(3,252)	(363)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,623	1,834

CASH AND CASH EQUIVALENTS
Beginning of period	2,329	6,702

End of period	$ 3,952 =====	$ 8,536 =====
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ 268	$ 384
Cash paid during the period for income taxes	-	-
Loans transferred to other real estate owned	-	95
Change in deferred income taxes on net unrealized
gain (loss) on available-for-sale securities	77	(41)
Change in net unrealized gain (loss) on available-for-sale securities	(226)	123


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

NOTE 2.  SECURITIES AND EXCHANGE COMMISSION COMMENT LETTER


Subsequent to the Company filing its Form 10-KSB for the year ended December 31, 2004, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) which included questions relating to the accounting and reporting of the valuation allowance for deferred tax assets.  As a result of such comments, the Company performed an updated review and analysis of the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, as they relate to the accounting for net operating loss carryforwards and the valuation allowance for deferred tax assets.  As a result of such analysis and the consideration of various factors, including the Company’s recent losses and decreases in loans, deposits and net interest income, the Company has restated the quarters ended March 31, 2005 and 2004 consolidated financial statements to reflect an increase in the valuation allowance for deferred tax assets of $35,000 for the quarter ended March 31, 2005 and $117,000 for the quarter ended March 31, 2004.  In addition, the December 31, 2004 consolidated financial statements were restated, as filed on Form 10-KSB/A.


NOTE 3.  DEFINITIVE AGREEMENT


On April 13, 2005, the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rurban Financial Corp. (“Rurban”), an Ohio corporation located in Defiance, Ohio.  Pursuant to the Merger Agreement, the Company will be merged with and into Rurban, with Rurban being the surviving corporation of such merger.  According to the terms of the Merger Agreement, one-half of the Company’s shares will be exchanged for cash at the rate of $22.00 per share and the other half of the shares will be exchanged for Rurban shares at the exchange rate of 1.555 Rurban shares for each Company share, all subject to adjustments, including without limitation a downward adjustment should the Company’s shareholders’ equity, as defined, fall below $8.1 million at the last day of the month preceding the closing date.  Based on the closing price of Rurban shares of $14.22 on April 12, 2005, the aggregate purchase price of the merger transaction would be approximately $12.9 million.  The Merger Agreement is subject to shareholder and regulatory approval and is expected to be completed during the second half of 2005.

The Company and the Bank have entered into an Administrative Services Agreement with Rurban whereby management of Rurban will provide various services to the Company and the Bank for a fee of $3,500 per week, plus out-of-pocket expenses.


NOTE 4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

(Dollars in thousands)	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 1,475	2.4%	$ 1,714	2.8%
Residential properties	30,240	50.2%	31,083	49.9%
Non-residential properties, including farm land	18,378	30.5%	18,632	29.9%
Agricultural production	793	1.3%	851	1.4%
Commercial and industrial	2,059	3.4%	2,115	3.4%
Consumer	6,964	11.6%	7,505	12.0%
Municipal	374	0.6%	374	0.6%
Total loans	$60,283 =====	100.0% ======	$62,274 ======	100.0% ======

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
(Dollars in thousands)

Beginning balance	$ 1,106	$ 1,395	$ 1,395
Provision for loan losses	99	542	382
Loans charged-off	(105)	(921)	(346)
Recoveries	32	140	29
Transfer to other liabilities	-	(50)	(66)

Ending balance	$ 1,132 ======	$ 1,106 ======	$ 1,394 ======

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


	Actual (As restated)		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,914	15.9%	$ 4,518	> 8.0%	$ N/A	N/A
Bank	8,799	15.7%	4,511	> 8.0%	5,639	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,203	14.6%	$ 2,259	> 4.0%	$ N/A	N/A
Bank	8,088	14.4%	2,256	> 4.0%	3,383	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$ 8,203	9.3%	$ 3,531	> 4.0%	$ N/A	N/A
Bank	8,088	9.2%	3,527	> 4.0%	4,408	> 5.0%


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


The Company has entered into “change of control” agreements with four officers.  The agreements provide for the payment of a specified multiple of each employee’s annual salary upon certain specified events taking place, such as the consummation of the transactions contemplated by the Merger Agreement described in Note 3.  The maximum amount of compensation due to these employees is approximately $679,000.  Since payment of such amount is contingent upon the occurrence of specified events, which have not and may not occur, no accrual for such payment has been reflected in the March 31, 2005 financial statements.

An amendment to the change of control agreements was authorized and approved by the Board of Directors on  April 12, 2005.  The agreement was amended to reflect changes in the federal tax laws.


ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data)

The following discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations.  This review should be read in conjunction with the consolidated financial statements presented elsewhere in this report.


Recent Developments

This Amendment to Exchange Bancshares, Inc.’s (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 includes restated financial statements as of March 31, 2005 and December 31, 2004, and for the quarters ended March 31, 2005 and 2004.  This restatement relates to our application of Statement of Financial Accounting Standard No. 109. “Accounting for Income Taxes” (“Statement 109”).

The principal application of Statement 109 to the Company’s consolidated financial statements relates to the accounting for the Company’s net operating loss carryforwards and the valuation allowance for deferred tax assets.  As a result of an updated review and analysis of the requirements of Statement 109 and the consideration of various factors, including the Company’s recent losses and decreases in loans, deposits and net interest income, the Company has restated the consolidated financial statements for the quarters ended March 31, 2005 and 2004, and for the year ended December 31, 2004 to reflect an increase in the valuation allowance for deferred tax assets of $35,000 for the quarter ended March 31, 2005, $117,000 for the quarter ended March 31, 2004 and $196,000 for the year ended December 31, 2004.

This application of Statement 109 results in the following changes in reported net income (loss) for the periods presented in this report:

•

an increase of $35,000 in the net loss for the quarter ended March 31, 2005;

•

an increase of $117,000 in the net loss for the quarter ended March 31, 2004.

This application of Statement 109 also results in changes to comprehensive income and the consolidated statements of cash flows and balance sheets.

The restatement had no impact on cash flow from operations and as shown in Note 5, the Bank continues to be classified as “well capitalized” under the regulatory framework for prompt corrective action.


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

FINANCIAL CONDITION

Balance Sheet


At March 31, 2005, the consolidated assets of the Company totaled $87,162,000, a decrease of $3,557,000 or 3.9% from $90,719,000 at December 31, 2004.  The decrease was primarily due to decreases of $3,216,000 in securities available-for-sale and $1,991,000 in loans, partially offset by increases of $1,057,000 in cash and due from banks and $568,000 in federal funds sold.  Also, during the three months ended March 31, 2005, deposits decreased $3,251,000 to $78,756,000 from $82,007,000 at December 31, 2004 and shareholders’ equity decreased $261,000 to $8,037,000 at March 31, 2005.  The ratio of capital to total assets was 9.2% at March 31, 2005 compared to 9.1% at December 31, 2004.


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


Loans decreased $1,991,000 or 3.2% to $60,283,000 at March 31, 2005, compared to $62,274,000 at December 31, 2004.  The decrease was due to decreases in all loan categories except municipal loans, which remained level.  The majority of the decrease was a result of increased competition from other financial institutions, payoffs and a more conservative approach in evaluating credit quality and underwriting standards.

At March 31, 2005, the allowance for loan losses was $1,132,000 or 1.88% of total loans, and 96.1% of total non-performing loans, compared to the allowance for loan losses at December 31, 2004, of $1,106,000 or 1.78% of total loans and 118.4% of total non-performing loans.  Management believes that the allowance for loan losses is adequate to cover credit loss inherent in the loan portfolio at March 31, 2005.

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


At March 31, 2005, shareholders’ equity was $8,037,000 or 9.2% of total assets compared to $8,298,000 or 9.1% of total assets at December 31, 2004.  The decrease in shareholders’ equity was due to a net loss of $112,000 for the three months ended March 31, 2005, and an increase of $149,000 in unrealized losses on available-for-sale securities, net of related income taxes.


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

Capital Resources


The Federal Reserve Board has established risk-based capital requirements for bank holding companies and banks.  The primary purpose of these requirements is to assess the risk in a financial institution’s balance sheet and off-balance sheet financial instruments in relation to adjusted capital.  To be considered well-capitalized under prompt corrective action, the Bank is required to maintain a minimum total qualifying capital of at least 10% and Tier I (core) capital of at least 6%.  Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles.  Tier II (supplementary) capital includes subordinated debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital.  At March 31, 2005, the Bank’s risk-based capital ratio for Tier I and Total capital was 14.4% and 15.7%, respectively.  A detailed summary of the capital amounts and selected ratios is provided in Note 5 of the Notes to Consolidated Financial Statements.

Liquidity and Market Risk

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004


For the three months ended March 31, 2005, the Company had a net loss of $112,000 or $0.19 per share compared to a net loss of $339,000 or $0.58 per share for the three months ended March 31, 2004.  The reduction of the net loss was due to decreases of $283,000 in the provision for loan losses and $12,000 in non-interest expenses, offset by a decrease of $68,000 in net interest income.  For the three months ended March 31, 2005, the annualized return on average equity (ROE) and return on average assets (ROA) were (5.33)% and (0.51)%, respectively, compared to (14.91)% and (1.35)% for the same three-month period in 2004.

Net Interest Income

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

Income Taxes


The Company did not provide for any federal income tax credit for the quarters ended March 31, 2005 and 2004 due to its net operating loss carryforward position.  See Note 2 to the Company’s Consolidated Financial Statement for additional details.


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


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

June 30, 1995

Exhibit 3(ii): Code of Regulations – incorporated herein by reference from the Company’s

Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002

Exhibit 10.1: Administrative Services Agreement by and among Rurban Financial Corp.,

Exchange Bancshares, Inc. and The Exchange Bank, dated April 26, 2005 –

incorporated herein by reference from the Company’s Quarterly Report on Form 10-

QSB for the quarter ended March 31, 2005, filed May 16, 2005

Exhibit 10.2:  Amendment to Change of Control Agreement – Thomas E. Funk – incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 16, 2005

Exhibit 31.1:  Certification of Chief Executive Officer

Exhibit 31.2:  Certification of Chief Financial Officer

Exhibit 32.1:  Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer

Exhibit 32.2:  Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.


July 6, 2005	/s/ Marion Layman
Date	Marion Layman President and Chief Executive Officer

July 6, 2005	/s/ Thomas E. Funk
Date	Thomas E. Funk Vice President and Chief Financial Officer


EXHIBIT 31.1

CEO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)


I, Marion Layman, certify that:

1.

I have reviewed this report on Form 10-QSB/A of Exchange Bancshares, Inc.;

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

Date: July 6, 2005	/s/ Marion Layman
Marion Layman Chief Executive Officer


EXHIBIT 31.2

CFO CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)


I, Thomas E. Funk, certify that:

1.

I have reviewed this report on Form 10-QSB/A of Exchange Bancshares, Inc.;

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

Date: July 6, 2005	/s/ Thomas E. Funk
Thomas E. Funk Chief Financial Officer


EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB/A for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Marion Layman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Marion Layman

Marion Layman

Chief Executive Officer / President

July 6, 2005


EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB/A for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas E. Funk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Thomas E. Funk

Thomas E. Funk

Chief Financial Officer

July 6, 2005
