Form 10QSB
period 2005-09-30
EXCHANGE BANCSHARES INC
filed 2005-11-14
CIK 720912

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes

No     X      .

The number of common shares outstanding as of October 3 0 , 2005 was 586,644 shares, par value $5.00 per share.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format

Yes

No     X     .

EXCHANGE BANCSHARES, INC.

Form 10-QSB for the Quarter Ended September 30, 2005

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES	20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXCHANGE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2005	December 31, 2004
(Dollars in thousands, except share data)		(As restated)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 2,401	$ 1,719
Interest-bearing demand deposits in banks	12	12
Federal funds sold	164	598
Total cash and cash equivalents	2,577	2,329
SECURITIES
Available-for-sale, at fair value	17,669	22,258
Restricted stock, at cost	705	686
Total securities	18,374	22,944
LOANS	58,265	62,274
Less allowance for loan losses	1,200	1,106
Net loans	57,065	61,168
PREMISES AND EQUIPMENT, NET	3,159	3,318
OTHER REAL ESTATE OWNED	-	-
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS	1,041	960

TOTAL ASSETS	$ 82,216 =======	$ 90,719 =======
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 12,413	$ 11,903
Interest-bearing	58,707	70,104
Total deposits	71,120	82,007

Federal Home Loan Bank borrowings	2,874	74
Note payable to bank	190	-
Accrued interest payable and other liabilities	367	340
Total liabilities	74,551	84,421
SHAREHOLDERS’ EQUITY
Preferred shares, $25.00 par value. Authorized 750 shares; no shares issued	-	-
Common stock, $5.00 par value. Authorized 750,000 shares; issued and outstanding 586,644 shares	2,933	2,933
Additional paid-in capital	5,071	5,071
Retained earnings (deficit)	(175)	394
Accumulated other comprehensive loss	(164)	(100)
Total shareholders’ equity	7,665	8,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 82,216 =======	$ 90,719 =======
See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Months		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2005	2004	2005	2004 (As restated)
INTEREST INCOME
Loans, including fees	$ 1,013	$ 1,029	$ 2,970	$ 3,177
Investment securities	137	160	423	516
Federal funds sold and other	3	20	16	43
Total interest income	1,153	1,209	3,409	3,736
INTEREST EXPENSE
Deposits	260	339	799	1,085
Other borrowings	19	1	24	4
Total interest expense	279	340	823	1,089
Net interest income	874	869	2,586	2,647
PROVISION FOR LOAN LOSSES	156	88	369	542
Net interest income, after provision for loan losses	718	781	2,217	2,105
NON-INTEREST INCOME
Service charges on deposit accounts	85	96	254	288
Secondary market loan fees	26	12	56	28
Net gain on sale of securities	-	5	1	5
Other	23	11	76	42
Total non-interest income	134	124	387	363
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	442	534	1,413	1,552
Occupancy of premises	121	130	369	409
Bank, ATM and credit card charges	42	42	122	127
Data processing	42	42	130	130
Merger	190	-	348	-
Audit and other professional fees	44	72	155	163
State and other taxes	26	26	78	83
Postage and courier	23	27	79	83
Supplies and printing	16	20	48	60
Advertising	31	29	113	45
Legal	20	32	105	114
Telephone	19	24	51	67
Other	58	62	162	187
Total non-interest expenses	1,074	1,040	3,173	3,020
Loss before federal income taxes	(222)	(135)	(569)	(552)
FEDERAL INCOME TAX CREDIT	-	-	-	-

NET LOSS	$ (222) ======	$ (135) =====	$ (569) ======	$ (552) ======
NET LOSS PER SHARE Based on 586,644 shares in 2005 and 2004	$ (0.38) ======	$ (0.23) =====	$ (0.97) ======	$ (0.94) ======
See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
(Dollars in thousands)

BALANCE AT DECEMBER 31, 2004, as restated	$ 2,933	$ 5,071	$ 394	$ (100)	$ 8,298
Comprehensive loss:
Net loss	-	-	(569)	-	(569)
Change in net unrealized loss, net of reclassification adjustments and related income taxes	-	-	-	(64)	(64)
Total comprehensive loss	-	-	-	-	(633)

BALANCE AT SEPTEMBER 30, 2005	$ 2,933 ======	$ 5,071 ======	$ (175) =====	$ (164) ======	$ 7,665 ======

BALANCE AT DECEMBER 31, 2003, as restated	$ 2,933	$ 5,071	$ 958	$ 107	$ 9, 069
Comprehensive loss:
Net loss, as restated	-	-	(552)	-	(552)
Change in net unrealized gain, net of reclassification adjustments and related income taxes	-	-	-	(91)	(91)
Total comprehensive loss	-	-	-	-	(643)

BALANCE AT SEPT. 30, 2004, as restated	$ 2,933 ======	$ 5,071 ======	$ 406 =====	$ 16 ======	$ 8, 426 ======
See accompanying notes to consolidated financial statements.

EXCHANGE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004 (As restated)
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (569)	$ (552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	369	542
Depreciation	175	180
Investment securities amortization, net	294	326
Federal Home Loan Bank stock dividends	(19)	(16)
Net gain on sale of securities	(1)	(5)
Loss (gain) from sale of other real estate owned and equipment	(2)	19
Effects of changes in operating assets and liabilities:
Accrued interest receivable and other assets	(48)	297
Accrued interest payable and other liabilities	27	(151)
Net cash provided by operating activities	226	640
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	-	(6,874)
Proceeds from sale of available-for-sale securities	1,879	1,023
Proceeds from maturities of available-for-sale securities	2,320	5,296
Net decrease in loans	3,594	4,629
Purchases of premises and equipment	(16)	(76)
Proceeds from disposal of equipment	-	40
Proceeds from sale of other real estate owned and repossessed assets	142	215
Net cash provided by investing activities	7,919	4,253
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(10,887)	(6,521)
Net increase in short-term borrowings	3,000	-
Repayment of Federal Home Loan Bank term loan borrowings	(10)	(11)
Net cash used in financing activities	(7,897)	(6,532)
NET INCREASE ( DECREASE ) IN CASH AND CASH EQUIVALENTS	248	(1,639)

CASH AND CASH EQUIVALENTS
Beginning of period	2,329	6,702

End of period	$ 2,577 ======	$ 5,063 =====

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ 830	$ 1,131
Cash paid during the period for income taxes	-	3
Loans transferred to other real estate owned and repossessed assets	140	173
Change in deferred income taxes on net unrealized gain (loss) on available-for-sale securities	33	47
Change in net unrealized gain (loss) on available-for-sale securities	(97)	(138)

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

The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2005, and the results of operations and changes in cash flows for the periods presented have been made.  See Note 2 regarding the restatement of previous consolidated financial statements.

Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The Annual Report Form 10-KSB/A for the Company for the year ended December 31, 2004, contains consolidated financial statements and related footnote disclosures, which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year or any future interim period.

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

NOTE 2.  SECURITIES AND EXCHANGE COMMISSION COMMENT LETTER

Subsequent to the Company filing its Form 10-KSB for the year ended December 31, 2004, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) which included questions relating to the accounting and reporting of the valuation allowance for deferred tax assets.  As a result of such comments, the Company performed an updated review and analysis of the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” as they relate to the accounting for net operating loss carryforwards and the valuation allowance for deferred tax assets.  As a result of such analysis and the consideration of various factors, including the Company’s recent losses and decreases in loans, deposits and net interest income, the Company restated its consolidated financial statements for the quarter ended March 31, 2005 and years ended December 31, 2004 and 2003, as filed July 8, 2005, on Form 10-QSB/A and Form 10-KSB/A, respectively.  The September 30, 2004 consolidated financial statements contained herein, have also been restated to reflect an increase in the valuation allowance for deferred taxes of $145,000 for the nine months ended September 30, 2004 (no restatement for the three months ended September 30, 2004 was necessary) ..

NOTE 3.  DEFINITIVE AGREEMENT

On April 13, 2005, the Company announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rurban Financial Corp. (“Rurban”), an Ohio corporation located in Defiance, Ohio.  Pursuant to the Merger Agreement, the Company will be merged with and into Rurban, with Rurban being the surviving corporation of such merger.  According to the terms of the Merger Agreement, one-half of the Company’s shares will be exchanged for cash at the rate of $22.00 per share and the other half of the shares will be exchanged for Rurban shares at the exchange rate of 1.555 Rurban shares for each Company share, all subject to adjustments, including without limitation a downward adjustment should the Company’s shareholders’ equity, as defined, fall below $8.1 million on the last day of the month preceding the closing date.  Based on the closing price of Rurban shares of $12.75 on September 30, 2005, the aggregate purchase price of the merger transaction would be approximately $11.6 million, assuming no downward adjustment in the exchange rate.  The Merger Agreement was approved by the Company’s shareholders at a Special Meeting on October 11, 2005 and  is subject to regulatory approval which is expected to be received during the fourth quarter of 2005.

The Company and the Bank have entered into an Administrative Services Agreement with Rurban whereby management of Rurban provides various services to the Company and the Bank for a fee of $3,500 per week, plus out-of-pocket expenses.

NOTE 4.  LOANS

Loans are summarized as follows:

(Dollars in thousands)	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Construction	$ 1,337	2.3%	$ 1,714	2.8%
Residential properties	29,369	50.4%	31,083	49.9%
Non-residential properties, including farm land	18,009	30.9%	18,632	29.9%
Agricultural production	817	1.4%	851	1.4%
Commercial and industrial	1,605	2.8%	2,115	3.4%
Consumer	6,994	12.0%	7,505	12.0%
Municipal	134	0.2%	374	0.6%
Total loans	$58,265 ======	100.0% ======	$62,274 =====	100.0% ======

Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
(Dollars in thousands)

Beginning balance	$ 1,106	$ 1,395	$ 1,395
Provision for loan losses	369	542	542
Loans charged-off	(384)	(921)	(854)
Recoveries	109	140	116
Transfer to other liabilities	-	(50)	(66)
Ending balance	$ 1,200 ======	$ 1,106 ======	$ 1,133 ======

During the first quarter of 2004, the Bank transferred $66,000 from the allowance for loan losses to other liabilities representing the Bank’s calculation of credit loss relating to unfunded loan commitments.   Such transfer was reduced to $50,000 in the fourth quarter of 2004.   There was no such transfer made during the first nine months of 2005.

NOTE 5.  OTHER BORROWINGS

Federal Home Loan Bank borrowings at September 30, 2005 and December 31, 2004, were as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Term loan borrowing with interest at 6.85% payable in monthly installments through July 2017.	$ 64	$ 74

Cash management advance s , due on demand, with interest at 3. 95%.	2,810	-
Total Federal Home Loan Bank borrowings	$ 2,874 ====	$ 74 ===

Effective May 27, 2005, the Company obtained a $250,000 revolving line-of-credit agreement with a local bank.  The line-of-credit, which expires April 30, 2006, bears interest at prime rate ( 6.75% at September 30, 2005) payable monthly.  Outstanding borrowings under the line-of-credit, amounting to $190,000 at September 30, 2005, are due on demand and guaranteed by one of the Company’s directors.

NOTE 6.  REGULATORY MATTERS

The following table illustrates the compliance by the Company and the Bank with currently applicable regulatory capital requirements at September 30, 2005.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of September 30, 2005:
Total Capital (to Risk-
Weighted Assets)
Consolidated	$ 8,425	15.5%	$ 4,355	> 8.0%	$ N/A	N/A
Bank	8,649	16.1%	4,300	> 8.0%	5,375	> 10.0%

Tier I Capital (to Risk-
Weighted Assets)
Consolidated	$ 7,746	14.2%	$ 2,178	> 4.0%	$ N/A	N/A
Bank	7,970	14.8%	2,150	> 4.0%	3,225	> 6.0%

Tier I Capital (to
Average Assets)
Consolidated	$ 7,746	9.3%	$ 3,344	> 4.0%	$ N/A	N/A
Bank	7,970	9.5%	3,342	> 4.0%	4,177	> 5.0%

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2005, the Company had commitments to originate or fund loans totaling $8, 763 ,000, and no commitments to purchase or sell loans.

In the normal course of business, the Company and Bank may be involved in various legal actions, but in the opinion of management and its legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

The Company has entered into “change of control” agreements with four officers.  The agreements provide for the payment of a specified multiple of each employee’s annual salary upon certain specified events taking place, such as the consummation of the transactions contemplated by the Merger Agreement described in Note 3.  The maximum amount of compensation due to these employees is approximately $679,000.  Since payment of such amount is contingent upon the occurrence of specified events, which have not and may not occur, no accrual for such payment has been reflected in the September 30, 2005 financial statements.

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

Changes in Financial Condition

Balance Sheets

At September 30, 2005, the consolidated assets of the Company totaled $82,216,000, a decrease of $8,503,000 or 9.4% from $90,719,000 at December 31, 2004.  The decrease was primarily due to decreases of $4,570,000 in total securities, $4,009,000 in loans and $434,000 in federal funds sold, partially offset by an increase of $682,000 in cash and due from banks.  Also, during the nine months ended September 30, 2005, deposits decreased $10,887,000 to $71,120,000 from $82,007,000 at December 31, 2004 and shareholders’ equity decreased $633,000 to $7,665,000 at September 30, 2005.  The ratio of capital to total assets was 9.3% at September 30, 2005 compared to 9.1% at December 31, 2004.

The decrease in federal funds sold was primarily due to the net impact of the re-allocation of funds from securities available-for-sale and loans, and an outflow of deposits during the nine months ended September 30, 2005.

Total securities decreased $4,570,000 from $22,944,000 at December 31, 2004, to $18,374,000 at September 30, 2005.  The decrease was primarily due to sales/maturities of $1,500,000 in U.S. Treasury securities and $1,100,000 in U. S. government agency securities, and $1,500,000 in corporate securities.  For the nine months ended September 30, 2005, the yield on the securities portfolio was 2.90% compared to 2.97% for the same nine-month period in 2004.  The decline in yield was due to the sale or maturity of higher yielding securities.

Loans decreased $4,009,000 or 6.4% to $58,265,000 at September 30, 2005, compared to $62,274,000 at December 31, 2004.  The decrease was due to decreases in all loan categories. The majority of the decrease was a result of increased competition from other financial institutions, payoffs and a more conservative approach in evaluating credit quality and underwriting standards.

At September 30, 2005, the allowance for loan losses was $1,200,000 or 2.06% of total loans, and 91.5% of total non-performing loans, compared to the allowance for loan losses at December 31, 2004, of $1,106,000 or 1.78% of total loans and 118.4% of total non-performing loans.  Management believes that the allowance for loan losses is adequate to cover credit loss inherent in the loan portfolio at September 30, 2005.

Total deposits decreased $10,887,000 or 13.3% during the nine months ended September 30, 2005, primarily due to a decrease of $11,397,000 in interest-bearing deposit accounts partially offset by an increase of $510,000 in non-interest-bearing demand deposit accounts.  The decrease in interest-bearing deposit accounts was due to the loss of one large public fund account of approximately $4,000,000 along with competitive pricing of other local institutions.  Due to the relatively low loan demand in the current market, coupled with the Bank’s liquidity position, the Bank’s asset/liability strategy includes maintaining or lowering its cost of funds, including time deposits.

At September 30, 2005, shareholders’ equity was $7,665,000 or 9.3% of total assets compared to $8,298,000 or 9.1% of total assets at December 31, 2004.  The decrease in shareholders’ equity was due to a net loss of $569,000 for the nine months ended September 30, 2005, and an increase of $64,000 in unrealized losses on available-for-sale securities, net of related income taxes.

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

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004

Non-accrual loans	$780	$892	$798
Restructured loans	506	-	354
Loans 90 days or more past due and still accruing interest	26	42	118
Total non-performing loans	1,312	934	1,270

Other real estate owned	-	-	95
Total non-performing assets	$1,312 =====	$934 ====	$1,365 =====

Non-performing loans to total loans	2.25%	1.50%	2.02%

Non-performing assets to total loans plus other real estate owned	2.25%	1.50%	2.16%

The increase in non-performing loans for the nine months ended September 30, 2005, was primarily due to the restructuring of three loans totaling $506,000.

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

Capital Resources

The Federal Reserve Board has established risk-based capital requirements for bank holding companies and banks.  The primary purpose of these requirements is to assess the risk in a financial institution’s balance sheet and off-balance sheet financial instruments in relation to adjusted capital.  To be considered well-capitalized under prompt corrective action, the Bank is required to maintain a minimum total qualifying capital of at least 10% and Tier I (core) capital of at least 6%.  Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles.  Tier II (supplementary) capital includes subordinated debt, intermediate-term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital.  At September 30, 2005, the Bank’s risk-based capital ratio for Tier I and Total capital was 14.8% and 16.1% , respectively.  A detailed summary of the capital amounts and selected ratios is provided in Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Market Risk

Exchange Bancshares, Inc. is a holding company and does not conduct operations.  Its primary source of liquidity is dividends from the Bank.  Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without regulatory approval unless the total dividends in a calendar year exceed the total of the Bank’s net profits for the year combined with its retained profits of the two preceding years.  At September 30, 2005, neither the Company nor the Bank may pay a dividend without the approval of regulators.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005, the Company had a net loss of $222,000 or $0.38 per share compared to a net loss of $135,000 or $0.23 per share for the three months ended September 30, 2004.  The increase in the net loss was primarily due to $190,000 in merger expenses during the third quarter of 2005.  For the three months ended September 30, 2005, the annualized negative return on average equity (ROE) and negative return on average assets (ROA) were (11.20)% and (1.03)%, respectively, compared to (6.34)% and (0.55)% for the same three-month period in 2004.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities.  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates received or paid by the Bank can be significantly influenced by a number of factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets for the quarter ended September 30, 2005 decreased 14.9% from the third quarter last year, while average interest-bearing liabilities decreased 19.2% for the same period.  The Company’s net interest yield for the three months ended September 30, 2005 was 4.49%, an increase of 71 basis points (100 basis points equals 1.00%) from 3.78% for the same period last year.  The increase in net interest yield was primarily due to an increase in yield on loans.

For the three months ended September 30, 2005, the yield on interest-earning assets was 5.90% compared to 5.27% for the same period in 2004 and the cost of interest-bearing liabilities for the third quarter of 2005 was 1.75% compared to 1.74% for the same period last year.  Interest income for the three months ended September 30, 2005 was $1,153,000, a decrease of $56,000 compared to the same period for 2004.  The decrease in interest income was due to lower average balances of interest-earning assets.  Interest expense for the three months ended September 30, 2005 was $279,000 , a decrease of $61,000 compared to the same period for 2004.  The decrease in interest expense was due to lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense increased net interest income $5,000 for the three months ended September 30, 2005 as compared to the same period for 2004.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, estimated losses are assigned to credits based upon specific loan allocations, historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $156,000 for the third quarter of 2005 compared to $88,000 for the third quarter of 2004.  Net loan charge-offs were $86,000 or 0. 58% (annualized) of average loans for the three months ended September 30, 2005, compared to $95,000 or 0.60% (annualized) for the same period in 2004.

	September 30, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses to total loans	2.06%	1.78%	1.80%

Allowance for loan losses to non-performing loans	91.46%	118.42%	89.21%

Non-Interest Income

Non-interest income increased $10,000 or 8.1% to $134,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Service charges on deposit accounts decreased $11,000 or 11.5%, offset by increases of $14,000 in secondary market loan fees and $12,000 in other income.  Service charges decreased primarily due to the introduction of free checking in 2004 and lower overdraft charges on checking accounts.  Secondary market loan fees increased due to higher volumes of residential real estate loans being sold through the secondary mortgage market and the Bank hiring another mortgage loan originator.  The increase in other income reflects the 2005 reclassification of credit card and other fee income.

Non-Interest Expenses

Non-interest expenses increased $34,000 or 3.3% to $1,074,000 for the three months ended September 30, 2005, from $1,040,000 for the same period in 2004.  The increase was primarily due to $190,000 in merger expenses which were partially offset by decreases in compensation expense of $92,000 and professional fees of $28,000 .. Not including merger expenses, non-interest expenses decreased $156,000 or 15.0% .. The Company’s Board of Directors, in an effort to improve operating results, has decided to again waive their fees for 2005 as was the case for 2004.  The decrease in salaries, wages and employee benefits was primarily due to staffing changes within the Bank. The $9,000 decrease in occupancy of premises is due to lower maintenance and repair costs.  The decrease s in supplies and printing and telephone expenses were primarily due to management’s efforts in reducing costs through contracts with vendors and improving operational efficiencies.

Income Taxes

The Company did not provide for any federal income tax credit for the quarters ended September  30, 2005 and 2004 due to its net operating loss carryforward position.  See Note 2 to the Company’s Consolidated Financial Statement for additional details.

Comparison of Nine Months Ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, the Company had a net loss of $569,000 or $0.97 per share compared to a net loss of $552,000 or $0.94 per share for the nine months ended September 30, 2004.  The slight increase in the net loss was due to merger related costs of $ 348,000 in 2005 which was partially offset by a reduction in the loan loss provision of $173,000 coupled with decreases in most other functional expense categories except for advertising. Advertising costs increased by $68,000 due to new marketing campaigns entered into in 2005.  For the nine months ended September 30, 2005, the annualized negative return on average equity (ROE) and return on average assets (ROA) were (9.51)% and (0.88)%, respectively, compared to (8.29)% and (0.74)% for the same nine-month period in 2004.

Net Interest Income

The Company’s earnings are significantly dependent on net interest income, which is the difference between interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities.  Net interest income is affected by the composition of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.  The level of interest rates received or paid by the Bank can be significantly influenced by a number of factors, such as governmental monetary policy, local economic conditions and competing financial service companies.  Average interest-earning assets for the first nine months of 2005 decreased 14.2% from the same period a year ago, while average interest-bearing liabilities decreased 19.0% for the same period.  The Company’s net interest yield for the nine months ended September 30, 2005 was 4.28%, an increase of 52 basis points (100 basis points equals 1.00%) from 3.76% for the same period last year.  The increase in net interest yield was primarily due to an increase in yield on loans and a decrease in rates of interest-bearing liabilities.

For the nine months ended September 30, 2005, the yield on interest-earning assets was 5.65% compared to 5.31% for the same period in 2004 and the cost of interest-bearing liabilities for the first nine months of 2005 was 1.69% compared to 1.82% for the same period last year.  Interest income for the nine months ended September 30, 2005 was $3,409,000, a decrease of $327,000 compared to the same period for 2004.  The decrease in interest income was due to lower average balances of interest-earning assets.  Interest expense for the nine months ended September 30, 2005 was $823,000 , a decrease of $266,000 compared to the same period for 2004.  The decrease in interest expense was due to lower average balances of interest-bearing liabilities.  The net effect of the decreases in interest income and interest expense decreased net interest income $61,000 for the nine months ended September 30, 2005 as compared to the same period for 2004.

Provision for Loan Losses

Management has established a methodology for evaluating the adequacy of the allowance for loan losses.  Under this methodology, estimated losses are assigned to credits based upon specific loan allocations, historical loan loss ratios and concentration of credit ratios.  Other factors affecting the evaluation include the overall size and composition of the loan portfolio, local and national economic conditions and delinquency trends.  Management believes the methodology will maintain the allowance at an adequate level.  Based on the calculated allowance for loan losses, the Company made a provision for loan losses of $369,000 for the first nine months of 2005 compared to $542,000 for the same period a year ago.  Net loan charge-offs were $275,000 or 0. 61% (annualized) of average loans for the nine months ended September 30, 2005, compared to $738,000 or 1. 50% (annualized) for the same period in 2004.  The year to date 2005 provision for loan losses reflects the decreases in net charge-offs as compared with the same period  in 2004, as well as consideration of the overall risk in the loan portfolio.  The large provision for the first nine months of 2004 reflected the higher net charge-offs as well as other problem credits identified during the first quarter of 2004.

Non-Interest Income

Non-interest income increased $24,000 or 6.6% to $387,000 for the nine months ended September 30, 2005, from $363,000 for the same period in 2004.  Service charges on deposit accounts decreased $34,000 or 11.8%, offset by increases of $28,000 in secondary market loan fees and $34,000 in other income.  Service charges decreased primarily due to the introduction of free checking in 2004 and lower overdraft charges on checking accounts.  Secondary market loan fees increased due to higher volumes of residential real estate loans being sold through the secondary mortgage market and the Bank hiring another mortgage loan originator.  The increase in other income reflects the 2005 reclassification of credit card and other fee income.

Non-Interest Expenses

Non-interest expenses increased $153,000 or 5.1% to $3,173,000 for the nine months ended September 30, 2005, from $3,020,000 for the same period in 2004.  The increase was primarily due to $348,000 in merger expenses and increases of $68,000 in advertising  partially offset by decreases of $139,000 in salaries, wages and employee benefits, $40,000 in occupancy of premises and $ 25 ,000 in other expenses.  Not including merger expenses, non-interest expenses decreased $195,000 or 6.5% ..  The Company’s Board of Directors, in an effort to improve operating results, has decided to again waive their fees for 2005 as was the case for 2004.  The decrease in salaries, wages and employee benefits was primarily due to staffing changes within the Bank. The decrease in occupancy of premises is due to lower maintenance and repair costs.  The decrease in other expenses was primarily due to a loss on the sale of a residential property from other real estate owned during the first quarter of 2004. The increase in advertising was due to a new marketing campaign provided by an outside firm that started in the fourth quarter of 2004 and continued during the first half of 2005.

Income Taxes

The Company did not provide for any federal income tax credit for the first nine months of 2005 and 2004 due to its net operating loss carryforward position.  See Note 2 to the Company’s Consolidated Financial Statement for additional details.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

With the participation of our management, including our Chief Executive Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that:

(a)  information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB would be accumulated and communicated to the Company’s management, including its chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure;

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of the Shareholders on October 11, 2005.  At the Special Meeting, the shareholders voted on a proposal to adopt the Agreement and Plan of Merger by and between Rurban Financial Corp. and the Company, dated April 13, 2005, and to approve the merger of the Company with and into Rurban Financial Corp. pursuant to the terms of the Agreement and Plan of Merger.  A total of 460,163 shares were represented at the meeting either in person or by proxy, with 438,649 voting FOR, 14,035 voting AGAINST and 7,479 ABSTAINING.  There were no other matters voted on at the Special Meeting.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibit 2 :        Agreement and Plan of Merger dated as of April 13, 2005 by and between Exchange

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

Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

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

Exhibit 31.2:  Certification of Principal Accounting Officer

Exhibit 32.1:  Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer

Exhibit 32.2:  Certification Pursuant to 18 U.S.C. Section 1350 by Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE BANCSHARES, INC.

November 14, 2005

/s/  Marion Layman

Date

Marion Layman

President and Chief Executive Officer

November 14, 2005

/s/  Vivianne Newton

Date

Vivianne Newton

Principal Accounting Officer

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

Date:  November 14, 2005

/s/  Marion Layman
Marion Layman

Chief Executive Officer

Exhibit 31.2

PRINCIPAL ACCOUNTING OFFICER CERTIFICATION PURSUANT TO RULE 13(a) – 14(a) / 15d – 14(a)

I, Vivianne Newton, certify that:

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

Date:  November 14, 2005

/s/  Vivianne Newton

Vivianne Newton

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Marion Layman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Marion Layman

Marion Layman

Chief Executive Officer / President

November 14, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Exchange Bancshares, Inc. (the “Company”) on Form 10-QSB for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Vivianne Newton, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Vivianne Newton

Vivianne Newton

Principal Accounting Officer

November 14, 2005